Form 10QSB
period 2000-03-31
UNITED CASINO CORP
filed 2000-05-12
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

                         Commission File Number: 0-29987

                            UNITED CASINO CORPORATION
        (Exact name of small business issuer as specified in its charter)

     Nevada                                     88-0106514
     ------                                     ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)          Identification  No.)


                            17612 Jordan Ave., No. 1A
                               Irvine, California
                    (Address of principal executive offices)

                                      92612
                                   (Zip Code)

                                 (949) 559-6955
                           (Issuer's Telephone Number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [  ].
    ---     ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 12,999,368 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

                       UNITED CASINO CORPORATION
                  (A  Development  Stage  Enterprise)
                    CONSOLIDATED  BALANCE  SHEET
                         March  31,  2000
                          (Unaudited)

                                               ASSETS
                                               ------


                                                                                       March 31,2000
                                                                                      ---------------
CURRENT ASSETS
   Cash                                                                               $       72,903
    Notes Receivable                                                                         200,000
                                                                                       -------------
Total Current Assets                                                                         272,903

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
      $1,697)                                                                                 15,512
                                                                                       -------------
      Total Property and Equipment                                                            15,512

OTHER ASSETS
   Advances                                                                                   15,674
   Receivable  (Net of allowance for
      doubtful account $160,937)                                                                   0
   Software for Licensing                                                                    242,907
                                                                                       -------------
      Total Assets                                                                    $      546,996
                                                                                       =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                   $        6,574
                                                                                       -------------
      Total current Liabilities                                                                6,574


STOCKHOLDERS' EQUITY
   Common Stock (50,000,000 shares authorized
     and 12,999,368 issued and outstanding)
     (see Note 3)                                                                             12,999
   Additional Paid-in Capital                                                              1,005,480
   Retained Deficit - accumulated during
      Development Stage                                                                     (478,057)
                                                                                       -------------
   Total Stockholders' Equity                                                                540,422
                                                                                        ------------
      Total Liabilities and
              Stockholders' Equity                                                    $      546,996
                                                                                           =========

See Accompanying Notes




                    UNITED  CASINO  CORPORATION
                (A  Development  Stage  Enterprise)
               CONSOLIDATED  STATEMENT  OF  INCOME
       For  the  Wuarters  ended  March  31,  1999,  and  2000
                               and
             Inception  through  March  31,  2000
                          (Unaudited)

                                                                                   Inception thru
                                              March 31, 2000    March 31, 1999    March 31, 2000
                                                 -----------        ----------        ----------
REVENUES

   Consulting Fees                           $                 $                 $       544,894
   Interest Income                                                                         3,764
                                                  ----------        ----------        ----------
      Total Revenues                                                                     548,658

EXPENSES

   General and Administrative                         18,750             6,742           643,032

   Allowance for Uncollectable Debt                        0                 0           160,937

   Depreciation and Amortization                         674                 0            38,217
                                                  ----------        ----------        ----------
      Total Expenses                                  19,424             6,742           842,186

   Income (Loss) from activities of
      NetBet, Inc.                                         0                            (118,250)

   Loss on sale of NetBet Stock                            0                 0           (66,278)
                                                  ----------        ----------        ----------
Net Income (Loss)                                   ($19,424)          ($6,742)        ($478,056)
                                                 ===========      ============         ==========

Loss per Common Share, basic and diluted             ($0.003)          ($0.022)          ($0.731)
                                                 ===========      ============         ==========

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999         6,491,571           307,066           654,296
                                                 ===========       ===========       ===========



See Accompanying Notes



                          UNITED  CASINO  CORPORATION
                      (A  Development  Stage  Enterprise)
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                    For  the  Quarter  ended  March  31,  2000
       and
                      Inception  through  March  31,  2000


                                                   March 31, 2000    Inception thru
                                                                     March 31, 2000
OPERATING ACTIVITIES                              --------------    --------------
----------------------------------
Net Loss                                                ($19,425)        ($478,057)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization                             674            14,672
   Changes in operating assets and liabilities:
   Decrease (increase) in Notes Receivable              (200,000)         (200,000)
   Decrease (increase) in Deferred
                       Offering Costs                     15,550                 0
   Increase (decrease) in Accounts Payable               (21,010)            6,573
   (Increase) decrease in Advances                       (15,674)          (15,674)
                                                      ----------        ----------
Net cash provided by Operating Activities               (239,885)         (672,486)

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
                       Equipment                            (800)          (34,707)
  (Decrease (increase) in Software for
                       License                          (120,320)         (242,907)
  Decrease (increase) in  Organization Costs                                (1,190)
                                                      ----------        ----------
Net cash (used) by Investment activities                (121,120)         (278,804)

FINANCING ACTIVITIES
---------------------------------
      Disposal of Computer Equip                                             5,714
   Increase (decrease) in Common Stock                   430,450         1,018,479
                                                      ----------        ----------
Net cash provided by Financing Activities                430,450         1,024,193
                                                      ----------        ----------
Increase (decrease) in Cash                               69,445            72,903

Cash at Beginning of Period                                3,458                 0
                                                      ----------        ----------
Cash at End of Period                            $        72,903   $        72,903
                                                      ==========        ==========

See Accompany Notes



                            UNITED CASINO CORPORATION
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


1.  ORGANIZATION
-------------------------


     United Casino Corporation (hereinafter referred to as "the Registrant") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Registrant's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Registrants name was changed at that time to United Casino Corporation. The Registrant then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet, and continues to concentrate on Internet related activities through the development of software for Internet activities and the development of Internet sites to expand its e-commerce exposure.

     In November of 1999 the Registrant effected a 50/1 reverse split of its issued and outstanding common stock, and in February and March, 2000 sold 12,000,000 shares of its stock in two transactions for cash and software consulting services.


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------------------------

a.  Investments
Investments are carried at cost except, where in the opinion of management, there has been a loss in value other than a temporary decline in which case the carrying value is reduced to its estimated value.

b.  Software  for  Licensing
Expenditures incurred for the acquisition of and development of computer software for licensing to third parties has been capitalized and will be amortized over a 5 year period from the date of the first licensing of the software, expected to occur in this fiscal year.

c.  Income  Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

3.  COMMON  STOCK
-----------------------------

     The Company effected a reverse split of its common stock $0.001 par value on November 2, 1999 on the basis of one share of common stock $0.001 par value (identified by its new CUSIP number) for each 50 shares of issued and outstanding common stock $0.0001 par value (identified by its CUSIP number). The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred stock authorized. At March 31, 2000, there were 12,997,066 common shares and no preferred shares outstanding.

4.  PROVISION  FOR  INCOME  TAXES
------------------------------------------------

     Since the Company has generated no accounting taxable income which would require a tax provision, and due to the uncertainty as to the timing of the realization of tax benefits from accumulated losses, no tax credit is being claimed at this time.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
          PLAN  OF  OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 2000.

Forward  Looking  Statements

     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.


Plan  of  Operation

The Registrant plans to continue development of its software applicable to niche e-commerce Internet applications for licensing and to intensify its marketing efforts for already developed software during the next 12-month period. The Registrant is utilizing the proceeds of its sale of Registrant's securities in February and March, 2000 to fund its operation, including the software planned to be developed over the next twelve months. In addition, the Registrant believes it will receive funds from its revenue sharing agreement with Malt Ltd. and make one or more licensing sales of its software at some time during the next twelve months. If additional funds are required during the next twelve months the Registrant would plan to obtain funds through one or more of the following sources; loans to the Registrant, sale of additional common stock and/ or additional profits from operations. There can be no assurances that such funding will be available on terms acceptable to Registrant or available at all. The Registrant plans to procure approximately $32,000 in computers and related equipment during the next twelve months.
The Registrant does not plan to hire any new full time employees during the next 12 months. All additional work is planned to be performed by outside consultants who are currently available to the Registrant.

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c)
The Table below summarizes the information required for all the sales of unregistered securities by Registrant for the reporting period (January 1, through .March 31, 2000.

DATE      SHARES (POST       BASIC  RULES          SHAREHOLDER     CONSIDERATION
          NOVEMBER,1999     RELIED  UPON  FOR     NAME  OR          OTHER  THAN
          STOCK  SPLIT)     EXEMPTION  FROM          CLASS           CASH
                             REGISTRATION
========    ==========     ===============         ==========         ==========

                            Reg S & Section                            $100,000
2-2000     10,000,000       4(2) of the Act          BFI  Ltd.       Consulting
                                                                     Services  &
                                                                       $200,000
                                                                      Promissory
                                                                           Note
________    __________     _______________         __________         __________

                           a) Reg D Section       Sales  made     Cash  $150,000
3-2000       2,000,000         504               in  Nevada,      Gross Proceeds
                           b)  Nevada Revised      to  four         Net Proceeds
                            Statues              unaccredited          $147,000
                            90.490               investors
________     _________     _______________         __________         __________


d)  None


ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  -NONE


ITEM  5.   OTHER  INFORMATION  -  NONE


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

        (a)   Exhibits


                EX-27  Financial  Data  Schedule

        (b)   Reports  on  Form  8-K  -  NONE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   UNITED  CASINO  CORPORATION


Date:  May, 11 2000                               By:/S/IAN ANDERSON
                                                    ----------------
                                                   IAN ANDERSON, CORP. SECRETARY