Form 10QSB
period 2000-06-30
UNITED CASINO CORP
filed 2000-08-11
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

                         Commission File Number: 0-29987

                               UNITED TRADING.COM
        (Exact name of small business issuer as specified in its charter)

     Nevada                                 88-0106514
     ------                                 ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)          Identification  No.)


                      440-10816 Macleod Trail South, # 201
                             Calgary, Alberta Canada
                    (Address of principal executive offices)

                                     T2J5N8
                                   (Zip Code)

                                 (403) 271-0669
                           (Issuer's Telephone Number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)
                            United Casino Corporation
                              17612 Jordan Ave, #1A
                                Irvine, CA 92612

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [  ].
    ---       ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 12,999,368 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and six month periods ended June 30, 2000, are attached hereto.


                                          UNITED TRADING.COM
                                 (Formerly United Casino Corporation)
                                   (A Development Stage Enterprise)
                                      CONSOLIDATED BALANCE SHEET
                                            June 30, 2000
                                             (Unaudited)

                                                                                               ASSETS
                                                                                               ------


                                                                                       June 30, 2000
                                                                                      ---------------
CURRENT ASSETS
   Cash                                                                               $       39,915
                                                                                       -------------
Total Current Assets                                                                          39,915

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
      $2,998)                                                                                 15,757
                                                                                       -------------
      Total Property and Equipment                                                            15,757

OTHER ASSETS
   Software for Licensing                                                                    513,718
                                                                                       -------------
      Total Assets                                                                    $      569,390
                                                                                       =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                   $          500
                                                                                       -------------
      Total current Liabilities                                                                  500

OTHER LIABILITIES
   Deposits against Software Licenses                                                         50,000
                                                                                       -------------
                                                                                              50,500

STOCKHOLDERS' EQUITY
   Common Stock (50,000,000 shares authorized
     and 12,999,368 issused and outstanding)
     (see Note 3)                                                                             12,999
   Additional Paid-in Capital                                                              1,005,480
   Retained Deficit - accumulated during
      Development Stage                                                                     (499,589)
                                                                                       -------------
   Total Stockholders' Equity                                                                518,890
                                                                                        ------------
      Total Liabilities and
              Stockholders' Equity                                                    $      519,390
                                                                                           =========


See Accompanying Notes


                                        UNITED TRADING.COM
                               (Formerly United Casino Corporation)
                                 (A Development Stage Enterprise)
                                 CONSOLIDATED STATEMENT OF INCOME
                                           (Unaudited)

                                                      For the        For the       For the Period
                                                     Six Months     Six Months     Inception thru

                                                June 30, 2000     June 30, 1999     June 30, 2000
                                              --------------    --------------    --------------
REVENUES

   Consulting Fees                           $                 $                 $       544,894
   Interest Income                                                                         3,764
                                                  ----------        ----------        ----------
      Total Revenues                                                                     548,658

EXPENSES

   General and Administrative                         38,982             7,331           663,264

   Allowance for Uncollectable Debt                        0                 0           160,937

   Depreciation and Amortization                       1,975                 0            39,518
                                                  ----------        ----------        ----------
      Total Expenses                                  40,957             7,331           863,719

   Income (Loss) from activities of
      NetBet, Inc. (See Note 1)                            0                            (118,250)

   Loss on sale of NetBet Stock                            0                 0           (66,278)
                                                  ----------        ----------        ----------
Net Income (Loss)                                   ($40,957)          ($7,331)        ($499,589)
                                                 ===========      ============        ==========

Loss per Common Share, basic and diluted             ($0.004)          ($0.020)          ($0.413)
                                                 ===========      ============        ==========

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999         9,745,469           368,060         1,209,430
                                                 ===========       ===========       ===========



See Accompanying Notes



                            UNITED CASINO CORPORATION
                      (Formerly United Casino Corporation)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  For the          For the
                                                Three Months     Three Months

                                               June 30, 2000     June 30, 1999
                                              --------------    --------------
REVENUES

   Consulting Fees                           $                 $
   Interest Income
                                                  ----------        ----------
      Total Revenues

EXPENSES

   General and Administrative                         20,231             6,742

   Depreciation and Amortization                       1,301                 0
                                                  ----------        ----------
      Total Expenses                                  21,532             6,742
                                                  ----------        ----------
Net Income (Loss)                                   ($21,532)          ($6,742)
                                                 ===========      ============

Loss per Common Share, basic and diluted             ($0.002)          ($0.006)
                                                 ===========      ============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999        12,999,368         1,209,430
                                                 ===========       ===========



See Accompanying Notes



                                      UNITED CASINO CORPORATION
                                   (A Development Stage Enterprise)
                                   (A Development Stage Enterprise)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)


                                                      For the           For The        For the Period
                                                     Six Months        Six Months      Inception thru
                                                   June 30, 2000     June 30, 1999     June 30, 2000
                                                  --------------    --------------    --------------
OPERATING ACTIVITIES
----------------------------------
Net Loss                                                ($40,957)          ($7,331)        ($499,589)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization                           1,975                 0            15,973
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
                       Offering Costs                     15,550                 0                 0
   Increase (decrease) in Accounts Payable               (27,083)                0               500
   (Increase) decrease in Advances                                           1,411
   (Increase) decrease in Deposits                        50,000                 0            50,000
                                                      ----------        ----------        ----------
Net cash provided by Operating Activities                   (515)           (5,920)         (433,116)

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
                       Equipment                          (2,346)                0           (36,253)
  Decrease (increase) in Software for
                       License                          (391,131)          (34,500)         (513,718)
  Decrease (increase) in  Organization Costs                                                  (1,190)
                                                      ----------        ----------        ----------
Net cash (used) by Investment activities                (393,477)          (34,500)         (551,161)

FINANCING ACTIVITIES
---------------------------------
   Disposal of Computer Equip                                                5,714             5,714
   Increase (decrease) in Common Stock                   430,450            34,500         1,018,479
                                                      ----------        ----------        ----------
Net cash provided by Financing Activities                430,450            40,214         1,024,193
                                                      ----------        ----------        ----------
Increase (decrease) in Cash                               36,458              (206)           39,916

Cash at Beginning of Period                                3,458               291                 0
                                                      ----------        ----------        ----------
Cash at End of Period                            $        39,916   $            85   $        39,916
                                                      ==========        ==========        ==========

See Accompany Notes


                               UNITED TRADING.COM
                       (Formerly Untied Casino Corporation
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


1.  ORGANIZATION
-------------------------

     United Trading.Com (Formerly Casino Corporation - hereinafter referred to as "the Registrant") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Registrant's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Registrants name was changed at that time to United Casino Corporation, and on July 17, 2000 the shareholders approved the name change to United Trading.Com. The Registrant has since pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet, and continues to concentrate on Internet related activities through the development of software for Internet activities and the development of Internet sites to expand its e-commerce exposure.


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------------------------

     a.  Investments
Investments are carried at cost except, where in the opinion of management, there has been a loss in value other than a temporary decline in which case the carrying value is reduced to its estimated value.

b.  Software  for  Licensing
Expenditures incurred for the acquisition of and development of computer software for licensing to third parties has been capitalized and will be amortized over a 5 year period from July 12, 2000 following the first licensing of the software, Which was effective July 11, 2000 .

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


3.  COMMON  STOCK
-----------------------------

     The Company effected a reverse split of its common stock $0.001 par value on November 2, 1999 on the basis of one share of common stock $0.001 par value. The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred stock authorized. At June 30, 2000, there were 12,999,368 common shares and no preferred shares outstanding.

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

     The Company generated no revenues during the three or six month periods ended June 30,2000.

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


Plan  of  Operation

The Registrant plans to continue development of its software applicable to niche e-commerce Internet applications for licensing and to intensify its marketing efforts for already developed software during the next 12-month period. The Registrant has utilized and will continue to utilize the proceeds of its sale of its securities in February and March, 2000 to fund its operation, including the software being developed, over the remainder of the current year. In addition, the Registrant has received the initial funds from its revenue sharing agreement with Malt Ltd. and the initial funds from the sale in July of two licenses of its software, and expects to continue to receive monthly payments on the remaining balances due over the next two years. If additional funds are required during the next twelve months the Registrant would plan to obtain funds through one or more of the following sources; loans to the Registrant, sale of additional common stock and / or additional profits from operations. There can be no assurances that such funding will be available on terms acceptable to Registrant or available at all.
The Registrant plans to procure approximately $32,000 in computers and related equipment during the remainder of the year.
The Registrant does not plan to hire any new full time employees during the next 12 months. All additional work is planned to be performed by outside consultants who are currently available to the Registrant.

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

a)  NONE

b)  NONE

c) There were no sales of securities made by the Company during the quarter ended June 30, 2000.

d)   None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

a) Annual Shareholders meeting with majority action of shareholders held July 17, 2000
b)  The  following  directors  were  elected  at  the  meeting:
     Norman  Wright
     Ian  Anderson
     Gary  Tate

c)  The  following  items  were  voted  upon  at  the  meeting:
     1) To approve proposed amendments to the Articles of Incorporation of the Company, to: a) change the name of the Company from UNITED CASINO CORPORATION to UNITED TRADING.COM; and b) change the number of directors authorized from the current "3", to be "1 to 9."
     2)To elect three persons, Norman Wright, Ina Anderson and Gary Tate, to the Company's Board of Directors to serve until the next annual general meeting of shareholders and until their respective successors are elected and qualify.
     3)To appoint William E. Costello, CPA to be the Company's Auditor. Under the majority action, all matters and each individual received 12,600,000 affirmative votes representing 96% of the outstanding eligible voting shares. No shares were voted against the matters or were withheld.

d)  none

ITEM  5.   OTHER  INFORMATION  -
     The shareholders of the Company on July 17, 2000 approved the name change from United Casino Corporation to Untied Trading.Com effective with the filing of such change with the Nevada Secretary of State on July 24, 2000, and the trading symbol was changed to OTCBB:"UDDT" (CUSIP number 913083 10 1). The company's new mailing address is 440-10816 Macleod Trail South, # 201, Calgary, Alberta Canada, T2J5N8.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

        (a)   Exhibits

                EX-27  Financial  Data  Schedule

        (b)   Reports  on  Form  8-K  -  NONE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED  TRADING.COM


Date:  June  14,  2000         By:/S/IAN  ANDERSON
                                  ----------------
                              IAN  ANDERSON,  CORP.  SECRETARY