Form 10QSB/A
period 2000-09-30
UNITED TRADING COM
filed 2000-10-17
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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


                          19762 MacArthur Blvd., # 300
                               Irvine, California
                    (Address of principal executive offices)

                                      92612
                                   (Zip Code)

                                 (403) 271-0669
                           (Issuer's Telephone Number)


                      440-10816 Macleod Trail South, # 201
                             Calgary, Alberta Canada
                                     T2J 5N8
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [  ].
    ---     ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2000, was 12,999,368 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and nine month periods ended September 30, 2000, are attached hereto.


                                          UNITED TRADING.COM
                                 (Formerly United Casino Corporation)
                                   (A Development Stage Enterprise)
                                      CONSOLIDATED BALANCE SHEET
                                          September 30, 2000
                                             (Unaudited)

                                                                                               ASSETS
                                                                                               ------


                                                                                      Sept. 30, 2000
                                                                                      ---------------
CURRENT ASSETS
   Cash                                                                               $        57,543
   Current portion of Notes Receivable (Note 2)                                               510,000
   Other Receivables                                                                            2,819
                                                                                        -------------
Total Current Assets                                                                          570,362

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
      $3,923)                                                                                  14,898
                                                                                        -------------
      Total Property and Equipment                                                             14,898

OTHER ASSETS
   Notes Receivable                                                                           700,000
   Software for Licensing  (net of
      Amortization of $27,473) (Note 2)                                                       557,744
   Premium Java Site Development Costs                                                         15,000
                                                                                        -------------
                                                                                            1,272,744
                                                                                        -------------
      Total Assets                                                                    $     1,858,004
                                                                                        =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                   $             0
   Income Taxes Payable                                                                       202,800
                                                                                        -------------
      Total current Liabilities                                                               202,800

OTHER LIABILITIES
   Deposits against Software Licenses                                                          18,000
   Deferred Income Taxes (Note 4)                                                             154,200
                                                                                        -------------
                                                                                              172,200

STOCKHOLDERS' EQUITY
   Common Stock (50,000,000 shares authorized
     and 12,999,368 issued and outstanding)
     (see Note 3)                                                                              12,999
   Additional Paid-in Capital                                                               1,005,480
   Retained Deficit - accumulated during
      Development Stage                                                                       464,525
                                                                                        -------------
   Total Stockholders' Equity                                                               1,483,004
                                                                                         ------------
      Total Liabilities and
              Stockholders' Equity                                                    $     1,858,004
                                                                                          ===========

See Accompanying Notes


                                        UNITED TRADING.COM
                               (Formerly United Casino Corporation)
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                           (Unaudited)

                                For the     For the     For the Period
                                                   Nine Months     Nine Months     Inception thru

                                              Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000
                                              --------------    --------------    --------------
REVENUES

   Consulting Fees                           $                 $                 $       544,894
   Sales                                           1,400,000                           1,400,000
   Interest Income                                                                         3,764
                                                  ----------        ----------        ----------
      Total Revenues                               1,400,000                 0         1,948,658

EXPENSES

   General and Administrative                         89,470            15,336           713,752

   Allowance for Uncollectable Debt                        0                 0           160,937

   Depreciation and Amortization                      30,373                 0            67,916
                                                  ----------        ----------        ----------
      Total Expenses                                 119,843            15,336           942,605

   Income (Loss) from activities of
      NetBet, Inc.                                         0                 0          (118,250)

   Loss on sale of NetBet Stock                            0           (65,993)          (66,278)
                                                  ----------        ----------        ----------
Net Pre-Tax Income (Loss)                          1,280,157           (81,329)          821,525

Net Pre-Tax Income (loss) per
    Common Share, basic and diluted          $         0.118           ($0.178)  $         0.477
                                                 ===========      ============        ==========

   Income Taxes (Note 4)                           ($357,000)                0         ($357,000)
                                                  ----------        ----------        ----------
Net Income (Loss) After Taxes                $       923,157          ($81,329)  $       464,525
                                                 ===========      ============        ==========

Net Income (loss) per
    Common Share, basic and diluted          $         0.085           ($0.178)  $         0.270
                                                 ===========      ============        ==========

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999        10,838,019            455,889         1,722,278
                                                 ===========        ===========       ===========

See Accompanying Notes



                            UNITED CASINO CORPORATION
                      (Formerly United Casino Corporation)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                 For the     For the
                            Three Months     Three Months

                                              Sept. 30, 2000    Sept. 30, 1999
                                              --------------    --------------
REVENUES

   Sales                                     $     1,400,000   $
   Interest Income
                                                  ----------        ----------
      Total Revenues                               1,400,000                 0

EXPENSES

   General and Administrative                         50,487             8,005

   Depreciation and Amortization                      28,399                 0
                                                  ----------        ----------
      Total Expenses                                  78,886             8,005

   Loss on Sale of NetBet Stock                                        (65,993)
                                                  ----------        ----------
Net Pre-Tax Income (Loss)                          1,321,114           (73,998)

Net Pre-Tax Income (loss) per
    Common Share, basic and diluted          $         0.102           ($0.074)
                                                 ===========     ============

Income Taxes (Note 4)                               (357,000)                0
                                                  ----------        ----------
Net Income (Loss)                            $       964,114          ($73,998)
                                                 ===========      ============

Net Income (loss) per
    Common Share, basic and diluted          $         0.074           ($0.074)
                                                 ===========      ============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999        12,999,368           997,066
                                                 ===========       ===========

See Accompanying Notes



                                       UNITED CASINO CORPORATION
                                   (A Development Stage Enterprise)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)


                                                      For the           For The        For the Period
                                                    Nine Months       Nine Months      Inception thru
                                                  Sept. 30, 2000    Sept. 30, 2000    Sept. 30, 2000
                                                   --------------    --------------    --------------
OPERATING ACTIVITIES
----------------------------------
Net Income (Loss)                                 $       923,157           ($7,331)  $       464,525
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization                           30,372                 0            44,370
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
                       Offering Costs                      15,550                 0                 0
   Increase (decrease) in Accounts Payable                (27,583)                0                 0
   Increase (decrease) in Income Taxes Payable            202,800                             202,800
   (Increase) decrease in Receivable from
                       Software License Sales          (1,210,000)                         (1,210,000)
   (Increase) decrease in other receivables                (2,819)                             (2,819)
   (Increase) decrease in Advances                                            1,411
   (Increase) decrease in Deposits                         18,000                 0            18,000
   Increase (decrease) in Deferred Taxes                  154,200                             154,200
                                                       ----------        ----------        ----------
Net cash provided by Operating Activities                 103,677            (5,920)         (328,924)

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
                       Equipment                           (2,411)                0           (36,318)
  Decrease (increase) in Software for
                       License                           (462,631)          (34,500)         (585,218)
  Decrease (increase) in Premium
                       Java Site Development              (15,000)                            (15,000)
  Decrease (increase) in  Organization Costs                                                   (1,190)
                                                       ----------        ----------        ----------
Net cash (used) by Investment activities                 (480,042)          (34,500)         (637,726)

FINANCING ACTIVITIES
---------------------------------
   Disposal of Computer Equip                                                 5,714             5,714
   Increase (decrease) in Common Stock                    430,450            34,500         1,018,479
                                                       ----------        ----------        ----------
Net cash provided by Financing Activities                 430,450            40,214         1,024,193
                                                       ----------        ----------        ----------
Increase (decrease) in Cash                                54,085              (206)           57,543

Cash at Beginning of Period                                 3,458               291                 0
                                                       ----------        ----------        ----------
Cash at End of Period                             $        57,543   $            85   $        57,543
                                                       ==========        ==========        ==========

See Accompany Notes




                               UNITED TRADING.COM
                       (Formerly United Casino Corporation
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


1.  ORGANIZATION
-------------------------

     The  Shareholders of United Trading.Com (Formerly United Casino Corporation
- hereinafter referred to as "the Company") on July 17, 2000 approved the name change to United Trading.Com. The Company has since pursued the development of software for Internet activities and the development of its e-commerce products and related Internet sites.


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, and results of operations and cash flows for the periods ended September 30, 2000 and 1999, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results for operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

     a.  Investments
Investments are carried at cost except, where in the opinion of management, there has been a loss in value other than a temporary decline in which case the carrying value is reduced to its estimated value.

b.  Notes  Receivable
Notes Receivable consist of amounts due the Company from purchasers of licenses for the Company's Casino and Sports-book Software. Amounts are net of initial deposits for eight software packages and the first quarterly payments for two of the software packages which were paid prior to the due date. There were no delinquent receivables as of October 16, 2000.

c.  Software  for  Licensing
Expenditures incurred for the acquisition of and development of computer software for licensing to third parties has been capitalized and will be amortized over a 5 year period from July 12, 2000 following the first licensing of the software, which was effective July 11, 2000.

d.  Income  Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


3.  COMMON  STOCK
-----------------------------

     The Company effected a reverse split of its common stock $0.001 par value on November 2, 1999 on the basis of one share of common stock $0.001 par value for each 50 shares outstanding prior to the split. The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred shares authorized. At September 30, 2000, there were 12,999,368 common shares and no preferred shares outstanding. On October 10, 2000, the Company effective a forward stock split of its common stock $0.001 par value on the basis of three shares of common stock par value $0.001 for each share outstanding prior to the split. On October 10, 2000, there were 38,998,104 shares outstanding. The authorized capitalization of the Company remained unchanged with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred shares authorized.


4.  PROVISION  FOR  INCOME  TAXES
------------------------------------------------

The Company generated $1,321,144 in pre-tax income in the nine months ended September 30, 2000. In calculation of the taxable income for the same period, the Company utilized a tax-loss carry forward of approximately $230,000 and for tax purposed expensed the development costs of its software incurred in the current year. (Such expenditures were capitalized and will be amortized over a five year period -see also note 2.) Expenditures incurred in prior years was capitalized for both book and tax purposed and will be amortized over a five year period for both book and tax purposes. The future tax on the difference between amounts capitalized for book versus tax is treated a deferred Income taxes.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
          PLAN  OF  OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company made its first sales of four non-exclusive license agreements for the use of its Internet casino games and four sales of non-exclusive license agreements for Internet sports-book software during the quarter ended September 30, 2000. These sales were made to Malt Limited, a Cook Island corporation and Recantoasol, S.A., a Costa Rican corporation. These companies each purchased two licenses of both the Casino games and the Sports-book for their Internet sites located in Costa Rica (greatbet.com and travel2casino.com) and the Cook Islands (bettorsisland.com and travelerscasino.com). No sales of the Company's software packages were made in any previous quarter.

     The costs of creating the Company's software packages was primarily incurred over the past 18 months. Such expenditures were capitalized and will be amortized over a five year period beginning in July, 2000 (the date of the first license sale). As additional expenditures are made to update and modify the software, such expenditures will also be capitalized and amortized over the 5 year period beginning in the quarter in which the expenditures were made. As of September 30, 2000, $585,217 had been expended for software development and $27,473 had been amortized.

     The Company plans to continue marketing its Internet Casino and Spots-book software packages as well as marketing of its products for e-commerce sales. It will also continue to revise, expand and update its existing software packages in addition to the introduction of new software for Internet Lottery games. It is anticipated that the continued revenues from sales of software licenses to date combined with projected future sales will provide an adequate cash flow base from which to satisfy all of the Company's cash requirements during the next twelve months. The Company believes that revenue from sales of its e-commerce products will also contribute to its cash flow requirements.


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


Plan  of  Operation

The Company plans to continue development of its software applicable to niche e-commerce Internet applications for licensing and to intensify its marketing efforts for already developed software and its e-commerce products during the next 12-month period.

The Company does not plan to hire any new full time employees during the next 12 months. All additional work is planned to be performed by outside consultants who are currently available to the Registrant.

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  NONE

     b)  NONE

     c) There were no sales of securities made by the Company during the quarter ended September 30, 2000.

     d)   None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  none

ITEM  5.   OTHER  INFORMATION  -
     The Board of Directors of the Company approved a forward three-for-one split of the Company's common par value $0.001 common stock effective October 10, 2000. The common stock will be traded under the trading symbol OTCBB:"UTDT" on that date.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits

          EX-27  Financial  Data  Schedule

     (b)   Reports  on  Form  8-K:  -  NONE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED  TRADING.COM


Date:  October  16,  2000    By:/S/IAN  ANDERSON
                                ----------------
                              IAN  ANDERSON,  CORP.  SECRETARY