Form 10KSB
period 2000-12-31
UNITED TRADING COM
filed 2001-03-28
CIK 949728

Securities  and  Exchange  Commission

                               Washington  DC  20549

                                   Form  10-KSB

GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934:  For  the  fiscal  year  ended  December  31,  2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from__________ to____________

Commission  file  number____________

                         United  Trading.Com
                  ------------------------------------
                 (Name  of  Small  Business  Issuer  in  its  charter)


            Nevada                                 88-0106514
            ------                                 ----------

      (State  or  other  jurisdiction  of           (I.R.S.  Employer
       incorporation  or  organization)           Identification  No.)

               10762  MacArthur  Blvd.  Suite  300,  Irvine,  CA  92612
               -------------------------------------------------
                    (Address  of  principal  executive  offices)

                                 (949)  553-9660
                                 --------------
                            Issuer's  telephone  number

        Securities  registered  under  Section  12(b)  of  the  Act:  NONE

        Securities  registered  under  Section  12(g)  of  the  Act:

          $0.001  Par  Value Voting Common Shares             OTC Bulletin Board

                  (Title  of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuers  revenues  for  the  year  ended  December  31,  2000.  $770,000




                                       1


The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 21, 2001 was $1,030,000.

The number of shares outstanding of each of the issuer's classes of such common equity, as of December 31, 2001 was 41,208,104 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___;  No_X_


                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

        Organization  and  General  History
United Trading.Com (hereinafter referred to as "United" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. The Company then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet. In April 1996, the Company's controlled subsidiary UCC-Netco Ltd. (an Alberta, Canada Corporation) formed in 1995 merged with Alexander Wolfe a publicly traded Nevada Company (renamed Netbet Inc.). As a result of the merger the Company acquired 3,913,402 restricted (pursuant to Rule
144) shares of Netbet Inc. (approximately 32% ownership of Netbet Inc.) In January, 1997, the Company acquired approximately a 31% interest (restricted shares pursuant to Rule 144) in Torrey Pines Nevada Inc. a publicly traded Nevada Company through a merger with Torrey Pines Nevada of the Company's wholly owned subsidiary Internet Consultants Ltd. (a private Nevada Corporation formed in 1995). In January, 1998, Torrey Pines Nevada Ltd. merged with Netbet Inc. As a result of the merger the Company received an additional 1,033,437 restricted shares of Netbet Inc. The Company's total interest in Netbet Inc. as of January 1998 represented approximately 26% of the issued and outstanding shares of Netbet Inc. In March 1999 Netbet Inc. merged with a private company. As a result of this merger the Company's interest in Netbet Inc. was reduced to approximately 7.8%.

In  June  of  1999  the  Company distributed the 3,913,402 shares of Netbet Inc.
acquired by the Company in April 1996 directly to the Company's shareholders on a prorate basis of the Shareholders ownership of the Company.

In July of 1999 the Company sold the remaining 1,033,437 shares of Netbet Inc. acquired in January 1998 in a Rule 144 sale. The Company used the proceeds from this sale of stock to develop proprietary software for e-commerce applications for future license sales.

In November of 1999 the Company effected a 50/1 reverse split of its issued and outstanding common stock. In February, 2000, the Company entered into an agreement with BFI, Limited, a Cook Islands corporation, whereby for 10,000,000 shares of the Company's common restricted stock, the Company received $300,000 in notes and software services, (the notes were subsequently paid by BFI by providing an additional $200,000 in software programming services. In March, 2000, the Company sold a total of 2,000,000 shares of common stock through a private placement in Nevada pursuant to Nevada Revised Statutes 90.490 for a total of $150,000. In August, 2000, the Company's name was changed to United Trading.Com. In October, 2000 the Company's common stock was adjusted by a 3 for 1 forward split.


                                      2

-     BUSINESS  OF  ISSUER
      --------------------

(1) The Company has developed and is continuing to developing software, security and transaction techniques applied to certain Internet niche markets for e-commerce applications particularly as applicable to offshore (outside U.S.) markets where selling costs are historically high and therefore strategic alliances and relationships are significant in terms of overall cost effectiveness. The principal products are currently the Company's proprietary casino gaming and sports book software.

(2) The Company has licensed its proprietary casino gaming and sports book software to off-shore operators of Internet gaming sites. The Company plans to Revise the existing software and establish additional complete Internet sites for license on a turnkey basis. The Company plans to use the free marketing available through Internet chat sites and other Internet advertising by using banner adds on Internet search engines.

(3) The Company has announced several sales of licenses for its Internet casino and sports book software. As of December 31, 2000, two of the licenses for the casino software and two licenses for the sports book software were being utilized by purchasers of the license. Two additional sales which were previously announced and for which the initial deposits had been received at September 30, 2000 were subsequently cancelled by the purchasers due to lower than expected revenues generated by the first licensed Internet sites. The sale of the first Internet lottery software was made during the first quarter of 2001. The sales of the licenses for one of the casinos, one of the sports book and for the lottery were to related p arties, in that the president of the purchasing company, Recantoasol, S.A., is the son of Mr. Norman Wright, President of the United Trading.Com. There are no additional sales pending at the date of this Form 10K, Internet sites for the sale of Coffee and Black pearls, which were launched in 2000, have not provided any revenues to the Company and the black pearl site was transferred to a third party in the first quarter of 2001.

(4) The e-commerce segment of the Internet is a rapidly growing and highly competitive business. The Company as a small business has concentrated on selected market niches using proprietary software development and strategic alliances. In lieu of the significant down-turn in the Internet commerce market over the past several months, it is believed that without a significant investment in additional advertising, it is not likely that additional sales of the Company's licenses will be made until the Company's software is upgraded. Such upgrades are not expected to be completed until the third quarter of 2001, and even when upgraded, there can be no assurance that sales of licenses for it use will be made.

(5)     The  Company  does  not  rely  on  the  availability  of  raw materials.

(6) The Company has relied on sales to a related party and personal contacts for all of its existing sales. It is not expected that there will be any additional sales to such parties, and as of the date of this 10K, while there have been a number of inquiries, there are no other customers which have committed to a purchase of a license.

(7)     The   Company   intends  to  apply  for  patents  and  copyrights  where
applicable. Currently there are no patents or copyrights in place for any of the Company's products.

(8) The Company does not believe that Governmental approval is or will be required for its current products and services. Any governmental approvals required, if any, for the use of the Company's software are and will continue to be the responsibility of the purchaser of the license.

(9) The Company does not believe that existing governmental regulations will, and is not aware of any probable governmental regulations that would, effect the Company's business.

(10) The Company expended approximately $122,000 and $497,000 respectively in 1999 and 2000 on research and development of its Software. Customers do not bare any of the costs of the Company's software research and development.

(11) The Company does not believe that its current or near term planned operations will require approval under existing environmental laws.

(12) The Company currently has no full time employees. The Company relies on outside consultants and other third parties for its business operation.

                                       3
Item  2  DESCRIPTION  OF  PROPERTY.
        -----------------------

The Company currently leases Executive office space in Irvine, California for its principal executive office. The Company also utilizes without any additional costs, office space in the personal residence of the president located in Calgary Alberta Canada where basic office furniture, computers and associated peripherals and materials, telephones, printers and fax machines are located.

The Company has no official policy with respect to any investments in real estate and does not have or plan to have any investments in any such properties.


Item  3  LEGAL  PROCEEDINGS.
        -----------------

The  Company  is  not  a  party  to  any  pending  legal  proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000


                                     PART  II

ITEM 5.  MARKET  PRICE  AND  DIVIDENDS  ON  UNITED'S  COMMON  EQUITY  AND  OTHER
         -----------------------------------------------------------------------
STOCKHOLDER  MATTERS.
-------------------

The Company's Common Stock was traded on a limited basis in the over the counter market under the name Untied Casino Corporation and the symbol "UCNO" prior to August 3, 2000. From August 3, 20000 until October 10, 2000, the Company's stock was traded under the name United Trading.Com with the symbol "UTTD." After, October 10, 2000, following the forward split of the Company's stock, the symbol has been "UTDT" and has continued to be traded with quotations published on the OTC Bulletin Board.

The high and low sales prices for each quarter for the years ended December 31, 1999 and 2000 were as follows:

          Quarter  Ended                 Low                    High  *
          --------------            ---------------        ----------------

          March  31,  1999               $0.5208             $0.5208
          June  30,  1999                 0.5208              0.5208
          September  30,1999              0.5208              0.3333
          December  31,  1999             0.0200              0.3333

          March  31,  2000                0.0200              0.0200
          June  30,  2000                 0.4167              1.0833
          September  30,  2000            0.3367              1.1667
          December  31,  2000             0.0450              0.5833

* Prices adjusted for 50/1 reverse stock split in November, 1999, and a 3/1 forward stock split effective October 10, 2000.

Quotations for United's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.




                                       4
-     HOLDERS
      -------
The number of holders of the Company's common stock as of Dec. 31, 2000 was approximately 1300.
These numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

-     DIVIDENDS
      ---------

(1) No cash dividends have been declared on any stock of the Registrant in the last two fiscal years.

(2) The Registrant does not plan to pay dividends on common equity in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES
     ---------------------------------------
The Table below summarizes the information required for all the sales of unregistered securities by Registrant for the past 3 years.


Date      Shares Post     Base Rules Relied     Shareholder    Consideration other
        November, 1999    upon for Exemption      Name or           Than Cash
       and October, 2000  from Registration*       Class
         Stock splits
        ---------------  --------------------  --------------  -------------------
Sep-98            3,600  Section 4(2) of the   J. Blythe       Consulting Services
                         Act & Rule 144                        Valued at $7,500
                         --------------------  --------------  --------------------
                         Regulation S &        Bus. Eng. Ltd.  Consulting Services
Jun-99          120,000  Section 4(2) of the                   Valued at $2,000
                         Act.
                         --------------------  --------------  --------------------
                         Regulation S &        Malt Ltd.       Revenue Sharing
Jun-99        1,800,000  Section 4(2) of the                   Agreement valued at
                         Act.                                  $             30,000
                         --------------------  --------------  --------------------
                         Regulation S &        Binary Magic    Consulting Services
Jun-99           60,000  Section 4(2) of the   Ltd.            Valued at $1,000
                         Act.
                         --------------------  --------------  --------------------
                         Regulation S &        Chinatech       Consulting Services
Jun-99           60,000  Section 4(2) of the   Trading         Valued at $1,000
                         Act.
                         --------------------  --------------  --------------------
Jun-99           15,000  Section 4(2) of the   Gary Tate       Consulting Services
                         Act & Rule 144                        Valued at $250
                         --------------------  --------------  --------------------
                         Regulation S &        Graeme          Consulting Services
Jun-99           15,000  Section 4(2) of the   Whitfield       Valued at $250
                         Act.
                         --------------------  --------------  --------------------
                         Regulation S &        BFI Ltd.        $ 100,000 Consulting
Feb-00       30,000,000  Section 4(2) of the                   Services and
                         Act.                                  $ 200,000 Promissory
                                                               Note
                         --------------------  --------------  --------------------
                         a) Reg D Section 504  Sales made in   Cash $150,000 gross
Mar-00        6,000,000  b)Nevada Revised      Nevada U.S.A.   Proceeds.
                         Statutes 90.490       to four         Net Proceeds
                         c)Section 4.2 of the  unaccredited    $            147,000
                         Act.                  investors
                         --------------------  --------------  --------------------
                         Regulation S &        Company         Consulting Services
Oct-00          150,000  Section 4(2) of the   Consultants       Valued at $51,500
                         Act.
                         --------------------  --------------  --------------------
                         Regulation S &        Company         Consulting Services
Dec-00        2,060,000  Section 4(2) of the   Consultants     Valued at $103,000
                         Act.
                         --------------------  --------------  --------------------

*  As well as any other available exemptions from registration.


                                       5

-     PLAN  OF  OPERATION
      -------------------
The Company plans to continue development of its software applicable to Internet Casinos and sports books by the completion of an upgrade of the software and the development of turn-key Internet sites which will utilize the upgraded software. These sites will be marketed to existing or new Internet clients whereby the sites will be sold on a turn-key basis. The marketing of these sites will be by personal contact with existing Internet casinos and sports books and by the use of Internet banner ads at selected Internet sites.
The Company does not currently have sufficient operating capital to continue operations for the next 12 months however it is expected that the funds available from the existing software licenses will provide a portion of the required funds and that additional sales of the Company's Lottery software will provide adequate funds for operations over the next twelve months. However, there can be no assurances that such funding will be adequate or that any additional funding required will be available on terms acceptable to the Company or available at all. Should such additional funding be required and it is determined by the Company that such funding is not available, the Company will examine the possibility of a sale of the existing software on the best terms available, and will minimize the Company's ongoing cash requirements while searching for alternative products and or partners to maintain the corporation as a going concern. No significant purchases of additional equipment are planned. The Registrant does not plan to hire any new full time employees during the next 12 months. All additional work is planned to be performed by outside consultants who are currently available to the Company, however there can be no assurances that these individuals will continue to be available in the future, or that there will be other individuals available as replacements.


     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     ---------------------------------------------------------------------------
OPERATIONS.
----------

The Company had no material operations during the fiscal year ended December 31, 1999. During the fiscal year ended December 31, 2000, United announced the sale of six licenses each for its casino and sports book software. However due to the deterioration of the Internet market, two of the licenses for each software were never fully consummated and two sales of each software were canceled by the purchasers due to their inability to bring the planned Internet sites on line. Announced sales of the Company's Lottery software were not completed due to the inability of the Company to finalize the product. The first sale of the lottery software was placed on line on March 19, 2001. The market for the Company's software has not developed as projected by the Company. The competition in Internet gaming and Internet sports books has grown dramatically over the past two years and has resulted in fewer opportunities for the sale of the Company's software to new customers. It is planned that with the new approach to a "turn key" site, additional customers will be identified resulting in additional sales of the Company's software. There are no material commitments for capital expenditures over the next twelve months, however revisions and upgrades of the existing software must be completed in order for additional sales of licenses for use of the software to be made. Such revisions and upgrades will require continued expenditures for programmers.


ITEM  7.  FINANCIAL  STATEMENTS.

                                       6



                       UNITED TRADING.COM AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

                                      WITH

                                    REPORT OF
                           CERTIFIED PUBLIC ACCOUNTANT












                                       7

                                UNITED  TRADING.COM
                          (A  Development  Stage  Company)
                   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                Page
                                                                ----

Independent  Auditor's  Report                                     F-3

Consolidated  Balance  Sheet  as  of  December  31,  2000               F-4

Consolidated  Statements  of  Operations  for  the  years
ended  December  31,  1999  and  2000  and  the  cumulative  period during  the  development  stage  from  Inception
through  December  31,  2000                                        F-5

Consolidated  Statement  of  Changes  in  Shareholders'
Equity  (Deficiency),  from  Inception  through
December  31,  2000  and  for  the  years  ended
December  31,  1999  and  2000                                       F-6


Consolidated  Statements  of  Cash  Flows  for  the
years ended December 31, 1999 and 2000 and the cumulative period during the development stage from
Inception  through  December  31,  2000                             F-7

Notes  to  Consolidated  Financial  Statements                     F-8  -  F-10






                                      F-2

                                       8


                             WILLIAM  E.  COSTELLO,  CPA
                       16055  VENTURA  BOULEVARD,  SUITE  1212
                            ENCINO,  CALIFORNIA  91436

                           INDEPENDENT  AUDITOR'S  REPORT


Board  of  Directors
United  Trading.COM


I have audited the accompanying balance sheets of United Trading.COM and Subsidiaries as of December 31, 2000, and December 31, 1999, and the related statements of income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether r the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, except for the effect of not being able to realize the value of the assets, as discussed in Note 5, the financial statements referred to above present fairly, in all material respects, the financial position of United Trading.COM and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/William  E.  Costello

William  E.  Costello,  CPA
March  21,  2001
Encino,  California


                                      F-3
                                       9

                               UNITED TRADING.COM
                      (Formerly United Casino Corporation)
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                            ASSETS
                            ------


                                                       Dec. 31, 2000
                                                      ---------------
CURRENT ASSETS
   Cash                                               $       21,975
   Current portion of Notes Receivable (Note 5)              270,000
   Other Receivables                                               0
   Deposits                                                   25,000
                                                       -------------
Total Current Assets                                         316,975

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
      $4,862)                                                 13,958
                                                       -------------
      Total Property and Equipment                            13,958

OTHER ASSETS
   Notes Receivable                                          270,000
   Software for Licensing  (net of
      Amortization of $58,334) (Note 2)                      560,884
   Premium Java Site Development Costs                        15,000
                                                       -------------
                                                             845,884
                                                       -------------
      Total Assets                                    $    1,176,817
                                                       =============

                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable                                   $            0
   Income Taxes Payable                                            0
                                                       -------------
      Total current Liabilities                                    0

OTHER LIABILITIES
   Deposits against Software Licenses                         91,300
   Deferred Income Taxes (Note 7)                             40,000
                                                       -------------
                                                             131,300

STOCKHOLDERS' EQUITY
   Common Stock (50,000,000 shares authorized
     and 41,208,104 issued and outstanding)
     (see Note 6)                                             41,208
   Additional Paid-in Capital                              1,131,771
   Retained Deficit - accumulated during
      Development Stage                                     (127,463)
                                                       -------------
   Total Stockholders' Equity                              1,045,516
                                                        ------------
      Total Liabilities and
              Stockholders' Equity                    $    1,176,816
                                                         ===========

See Accompanying Notes


                                      F-4
                                      10



                                         UNITED TRADING.COM
                                (Formerly United Casino Corporation)
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                   For the           For the       For the Period
                                                 Year Ended         Year Ended     Inception thru
                                                Dec. 30, 2000     Dec. 30, 1999     Dec. 30, 2000
                                                --------------    --------------    --------------
REVENUES

   Consulting Fees                             $                 $                 $       544,894
   Sales                                               770,000                             770,000
   Interest Income                                                                           3,764
                                                    ----------        ----------        ----------
      Total Revenues                                   770,000                 0         1,318,658

EXPENSES

   General and Administrative                          336,658            29,173           960,940

   Allowance for Uncollectable Debt                          0           160,937           160,937

   Depreciation and Amortization                        62,173             1,023            99,716
                                                    ----------        ----------        ----------
      Total Expenses                                   398,831           191,133         1,221,593

   Income (Loss) from activities of
      NetBet, Inc.                                           0                 0          (118,250)

   Loss on sale of NetBet Stock                              0           (66,278)          (66,278)
                                                    ----------        ----------        ----------
Net Pre-Tax Income (Loss)                              371,169          (257,411)          (87,463)

Net Pre-Tax Income (loss) per
    Common Share, basic and diluted            $         0.011           ($0.126)          ($0.013)
                                                   ===========      ============        ==========

   Income Taxes (Note 7)                              ($40,000)                0          ($40,000)
                                                    ----------        ----------        ----------
Net Income (Loss) After Taxes                  $       331,169         ($257,411)        ($127,463)
                                                   ===========      ============        ==========

Net Income (loss) per
    Common Share, basic and diluted            $         0.010           ($0.126)          ($0.019)
                                                   ===========      ============        ==========

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999
      and 3/1 forward spit in October, 2000        34,204,146         2,049,772         6,587,096
                                                  ===========       ===========       ===========

See Accompanying Notes



                                      F-5
                                      11

                                           UNITED TRADING.COM
                                  (Formerly UNITED CASINO CORPORATION)
                                   (A Development Stage Enterprise)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      For the           For The        For the Period
                                                     Year Ended        Year Ended      Inception thru
                                                  Dec. 30, 2000     Dec. 30, 1999     Dec. 30, 2000
                                                   --------------    --------------    --------------
OPERATING ACTIVITIES
----------------------------------
Net Income (Loss)                                 $       331,169         ($257,411)        ($127,463)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization                           62,173             1,023            76,171
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
                       Offering Costs                      15,550           (15,550)                0
   Increase (decrease) in Accounts Payable                (27,583)           27,583                 0
   Increase (decrease) in Income Taxes Payable                  0                                   0
   (Increase) decrease in Receivable from
                       Software License Sales            (540,000)                           (540,000)
   (Increase) decrease in Advance License Fees             91,300                              91,300
   (Increase) decrease in Other Receivables                                   1,132
   (Increase) decrease in Deposits                        (25,000)                0           (25,000)
   Increase (decrease) in Deferred Taxes                   40,000                              40,000
                                                       ----------        ----------        ----------
Net cash provided by Operating Activities                 (52,391)         (243,223)         (484,992)

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
                       Equipment                           (2,411)          (16,408)          (36,318)
  Decrease (increase) in Software for
                       License                           (496,631)         (122,587)         (619,218)
  Decrease (increase) in Premium
                       Java Site Development              (15,000)                            (15,000)
  Decrease (increase) in  Organization Costs                                                   (1,190)
  Decrease (increase) in investment in Netbet                               713,407
                                                       ----------        ----------        ----------
Net cash (used) by Investment activities                 (514,042)          574,412          (671,726)

FINANCING ACTIVITIES
---------------------------------
   Disposal of Computer Equip                                                 5,714             5,714
   Increase (decrease) in Common Stock                    584,949          (334,123)        1,172,979
                                                       ----------        ----------        ----------
Net cash provided by Financing Activities                 584,949          (328,409)        1,178,693
                                                       ----------        ----------        ----------
Increase (decrease) in Cash                                18,516             2,780            21,975

Cash at Beginning of Period                                 3,459               679                 0
                                                       ----------        ----------        ----------
Cash at End of Period                             $        21,975   $         3,459   $        21,975
                                                       ==========        ==========        ==========

See Accompany Notes



                                      F-6
                                      12

                       UNITED TRADING.COM
             (Formerly UNITED  CASINO  CORPORATION)
               (A Development Stage Enterprise)
  CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
         For the Years ended December 31, 1998, 1999 and 2000


                              Common       Paid-in     Retained      Total
                               Stock       Capital     Earnings     Equity
                            ----------    ---------   ---------    ---------
Balance, 12/31/97           $    15,293  $  899,361    ($74,895)  $  839,759

Issuance of Stock                    60       7,439                    7,499

Net Income                                             (126,326)    (126,326)
                              ---------   ---------   ---------    ---------
Balance 12/31/98            $    15,353  $  906,800   ($201,221)  $  720,932

Distribution of NetBet
   stock to Shareholders                   (368,623)                (368,623)

Issuance of Stock for
   Software                      30,000                               30,000

Issuance of Stock for
   Consulting services            4,500                                4,500

Reverse stock split             -48,856      48,856

Net Loss                                               (257,411)    (257,411)
                              ---------   ---------   ---------    ---------
Balance. 12/31/99           $       997  $  587,033   ($458,632)  $  129,398

Shares issued to achieve
   rounding to even @
   Nov.'99 rev. stk split             2          (2)

Issuance of Stock for
   Cash and Services             10,000     290,000                  300,000

Sale of Stock (504D)              2,000     128,450                  130,450

Issuance of stock for
    Services                         50      51,450                   51,500

Stock split 3/1 forward          26,099     -26,099

Issuance of stock for
    Services                      2,060     100,939                  102,999

Net Loss                                                331,169      331,169
                              ---------   ---------   ---------    ---------
                                 41,208   1,131,771    -127,463    1,045,516
                              =========    ========   =========    =========


See  Accompanying  Notes



                                     F-7
                                      13


                                 UNITED  TRADING.COM
                        (Formerly  United  Casino  Corporation)
                          (A  Development  Stage  Enterprise)
                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  1999  and  2000



1.  ORGANIZATION
-------------------------


United Trading.COM (hereinafter referred to as the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company." In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. The Company then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet. In August, 2000, the name was changed to United Trading.Com to reflect the change in business to encompass a broader e-commerce visibility on the Internet

In April 1996, the Company's controlled subsidiary UCC-Netco Ltd. (an Alberta, Canada Corporation) formed in 1995, merged with Alexander Wolfe a publicly traded Nevada Company (renamed Netbet Inc.). As a result of the merger the Company acquired 3,913,402 restricted (pursuant to Rule 144) shares of Netbet Inc. (approximately 32% ownership of Netbet Inc.)

In January 1997 the Company acquired approximately a 31% interest (restricted shares pursuant to Rule 144) in Torrey Pines Nevada Inc. a publicly traded Nevada Company through a merger with Torrey Pines Nevada of the Company's wholly owned subsidiary Internet Consultants Inc. (a private Nevada Corporation formed in 1995). In January 1998 Torrey Pines Nevada Inc. merged with Netbet Inc. As a result of the merger the Company received an additional 1,033,437 restricted shares of Netbet Inc. The Company's total interest in Netbet Inc. as of January 1998 represented approximately 26% of the issued and outstanding shares of Netbet Inc. In March 1999 Netbet Inc. merged with a private company. As a result of this merger the Company's interest in Netbet, Inc. was reduced to approximately 7.8%.

In June of 1999 the Company distributed the 3,913,402 shares of Netbet Inc. acquired by the Company in April 1996 directly to the Company's shareholders on a prorate basis of the Shareholders ownership of the Company.

In July of 1999 the Company sold the remaining 1,033,437 shares of Netbet Inc. acquired in January 1998 in a Rule 144 sale. The Company used the proceeds from this sale of stock to develop proprietary software for e-commerce applications for future license sales.

In November of 1999 the Company effected a 50/1 reverse split of its issued and outstanding common stock, and in October, 2000 effected a 3/1 forward stock split of the issued and outstanding common stock.



                                      F-8
                                      14

                                 UNITED  TRADING.COM
                         (Formerly  United  Casino  Corporation)
                           (A  Development  Stage  Enterprise)
                      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  1999  and  2000

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
    ------------------------------------------

  a.  Estimates  and  Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  b.  Investments
     Investments are carried at cost except, where in the opinion of management, there has been a loss in value other than a temporary decline in which case the carrying value is reduced to its estimated value.

     c.  Software  for  Licensing
     Expenditures incurred for the acquisition of and development of computer software for licensing to third parties has been capitalized and will be amortized over a 5 year period which began in October, 2000, the date of the first licensing of the software.

  d.  Income  Taxes
     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the use of the asset and liability method and recognizes deferred income taxes for the consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.


3.  ALLOWANCE  FOR  UNCOLLECTABLE  DEBT
    --------------------------------

At  December  31,  1999, the Company had advanced a total of $160,937 to Netbet.
The Company has an option to convert this note to common restricted shares of Netbet at a price of $0.125 per share. The company could otherwise expect to receive reimbursement of these funds from Netbet through revenues received by Netbet from its operations, and/or from funds raised by Netbet from equity offerings made by Netbet. As of December 31, 1999, Netbet had not generated any significant revenues and does not have any planned equity offerings in process which would permit repayment of the note. Accordingly, the Company charged $160,937 to expense in 1999. Proceeds, if any, from payments on this note which may be received in future periods will be accounted for as revenues in the periods in which such proceeds are received.


4.  RELATED  PARTY  TRANSACTIONS
    --------------------------

During the current year, the Company made two sales each of its casino and sports book software to Recantoazul, S.A. Recantoazul is a Costa Rica corporation whose President is Mr. Darren Wright, the son of Mr. Norman Wright, President of United Trading.Com. The sale of the licenses to Recantoazul was made under the same conditions as the sale to Malt Limited, a Cook Island corporation, of two licenses each of the Company's software. Malt Limited, is the holder of 1,800,000 shares (4.3%) of the Company's common stock. Both Recantoazul and Malt have canceled one each of their licenses for the Company's software.
                                      F-9
                                      15

                                 UNITED  TRADING.COM
                        (Formerly  United  Casino  Corporation)
                          (A  Development  Stage  Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000


5.  NOTES  RECEIBABLE
    ----------------

Notes receivable, current portion and long term are from license sales to two new companies starting business in Internet gaming. Realization of these receivable and the unamortized balance of the software available for licensing is dependent upon the future profitablility of Internet gaming in general and the profitability of the two companies in particular, for which there is no assurance at this time.


6.  COMMON  STOCK
    ------------

The Company effected a reverse split of its common stock $0.001 par value on November 2, 1999 on the basis of one share of common stock $0.001 par value for each 50 shares of issued and outstanding common stock $0.001 par value. On October 4, 2000, the Company effected a forward split of its common stock on the basis of 3 shares for each one share of issued and outstanding common stock. The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred stock authorized. At December 31, 2000, there were 41,208,104 common shares and no preferred shares outstanding. During the year ended December 31, 2000, the company made sales of its common stock to the following entities:

Entity  or  Group      Number of Shares*           Per share price determination
---------------      ----------------            -----------------------------
BFI  Limited          30,000,000  (restricted)    $0.01  -  Board  determination
                                                 extremely  limited  market
Private  Placement
in  Nevada             6,000,000  (Free  Trading)   $0.02  - Board determination
                                                 extremely  limited  market

Consulting  Services     150,000 (restricted)     $0.34 - closing price previous
                                                 Trading  day

Consulting  Services   2,060,000 (restricted)     $0.05 - closing price previous
                                                 Trading  day


7.  PROVISION  FOR  INCOME  TAXES
    --------------------------

The Company generated $398,831 in pre-tax income in the year ended December 31, 2000, allowing for the cancellation in the fourth quarter of four of its license agreements which sales were originally recognized in the third quarter. In calculation of the taxable income for the same period, the Company utilized a tax-loss carry forward of approximately $230,000 and for tax purposes expensed the development costs of its software incurred in the current year. (Such expenditures were capitalized and will be amortized over a five year period for book purposes -see also note 2.) Expenditures incurred in prior years was capitalized for both book and tax purposed and will be amortized over a five year period for both book and tax purposes. The future tax on the difference between amounts capitalized for book versus tax is treated as deferred Income taxes.




                                     F-10
                                      16


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.
        ---------------------------------------------

There  have  not  been  any  changes  in  or  disagreements  with  Accountants.

                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.
         --------------------------------------------------------------

This  table  describes  United's  current  Directors  and  Executive  Officers.


Mr. Norman Wright - President, Treasurer, Director Since March 1999. Mr. Wright age 63 has over twenty years experience in business consulting. During that period he also worked for the transportation Department of Greyhound Lines of Canada. He Graduated from Brigham Young university with a Bachelor of Science Degree in Business.

Ian Anderson - Vice-President, Secretary; Director since July 1999. Mr. Anderson age 21 has worked for the last five years as a consultant in computer applications. During this period he also attended North Island College in Campbell River and Camosun College in Victoria, British Columbia.
Mr.  Anderson  resigned  as  a  Director  in  December,  2001_

Gary  W.  Tate  -  Director  since  December,  1997.
Mr. Tate age 63 has had 20 years of experience in managing a major real estate business in Provo, Utah. Prior to that he worked for several years as the Supervisor of safety and Personnel for Greyhound lines of Canada. He also worked in the social service industry. He graduated from Brigham Young University with a Bachelor of Arts degree in sociology. He did post graduate work at Brigham Young University and the University of Utah, as well attending Northwestern.

There are no family relationships among any of the Registrants officers or directors.
No director, executive officer, promoter or control person of the Company during the past five years has had any involvement in any legal proceedings as described in Item 401 (d) of Regulation S-B.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
-------------------------------------------------------

Due to an oversight, the following individuals did not file on a timely basis Forms 4 or 5 reporting changes in beneficial ownership: Norman Wright, Gary Tate and Ian Anderson. The aforementioned reports have been filed prior to the filing of this Form 10-KSB.



Schedule  of  non-compliance  with  section  16(a)  of  the  exchange  Act

                                                     Number  of
     Name                     Number  of             Transactions
                             Late  Reports           Not  Reported

Norman  Wright                    2                        0
Gary  Tate                        1                        0
Ian  Anderson                     1                        1

ITEM.  10  EXECUTIVE  COMPENSATION
          ----------------------

The following table sets forth the compensation of United Trading.Com's chief executive officer for the periods indicated.


               SUMMARY  COMPENSATION  TABLE

               -------Annual  Compensation-------               -----Long-term  Compensation-----

                                            Other                 Securities
                                           Annual     Restricted   Underlying               All Other
Name and                                   Compen-      Stock      Options/      LTIP       Compen-
Principal               Salary    Bonus    sation     Award(s)       SAR's      Payouts     sations
Position       Year       $         $         $           $            #           $           $
(a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (I)
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------
D. Wright
President/       1998         0        0          0            0            0          0            0
CEO              1999         0        0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------
N. Wright    Jul-99
President/   to Dec.
CEO           31,1999  $ 12,000        0          0            0            0          0            0
                 2000     2,000        0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

No cash compensation, deferred compensation or long-term incentive plan award was paid or granted to any of the Registrant's executive officer (except Norman Wright - see Summary Compensation Table) during any of the past three fiscal years.

-     COMPENSATION  OF  DIRECTORS
      -------------------------
There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director except for Mr. Gary Tate who has been paid $500 per month since July 1999 and the issuance to Mr. Tate in June 1999 of 5000 restricted common shares of the Registrant valued at $250.00. Mr. Tate was also paid a total of $950 in 2000 for attendance at special meetings of the Board. No additional amounts are payable to the Registrants directors for committee participation or special assignments.
Mr. Anderson was paid a total of $20,113 for consulting services related to the Company's software development. There are no other arrangements pursuant to which any of the Company's directors was otherwise compensated during the last three fiscal years for any service provided as director.

-     TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL  AGREEMENT
      ---------------------------------------------------------
There  are  no  compensatory  plans  or  arrangements,  including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payment to any such person because of his resignation retirement or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
          --------------------------------------------------------------

This  table describes the ownership of the Company's outstanding common stock by
(i) each of the Company's Officers and Directors; (ii) each person who is known by the Company to own more than 5% of the Company's outstanding common stock; and (iii)all of the Company's Officers and Directors as a group:

TITLE OF         NAME AND ADDRESS OF          AMOUNT AND NATURE OF    PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
                                                     (Common Shares)
          Principle Shareholders
          ---------------------------------
Common    BFI Ltd.                           30,000,000 ( See Note1)     72.8%(1)
Stock     C/O Trustnet (Cook Islands) Ltd.
          Avarua, Rarotonga
          Cook Islands

          Officers Directors
          ---------------------------------
Common    Ian Anderson                                        - 0 -        - 0 -
Stock     17612 Jordan Ave. #1A
          Irvine, CA 92612
          ---------------------------------
Common    Gary Tate                                          15,000     0.036%
Stock     17612 Jordan Ave. #1A
          Irvine, CA 92612
          ---------------------------------
Common    Norman Wright                                         0          - 0 -
Stock     17612 Jordan Ave. #1A
          Irvine, CA 92612
                                                           ________     ________
          ---------------------------------

          All Officers and Directors
          as a group (3 persons)                             15,000     0.036%



(1) Note - Shares owned by BFI Ltd. are restricted securities pursuant to Regulation S issued on Feb 12, 2000 (see also Part 2 - Item 5 "Recent Sales of Unregistered Securities"). BFI Ltd. has performed certain software consulting services for the Company (See Part 3 Item 12 "Certain Relationships and related transactions"). The Company is not aware of any other arrangements which may result in a change of control of the Company.


Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          ----------------------------------------------

Software consulting services were provided to the Company by BFI Ltd. a holder of 72.8% of the Company's common stock. BFI was paid $300,000 in restricted securities during the past year, and nothing in prior years for such services. The Company has a license agreement with Recantoazul S.A. for the use of The Company's casino and sports book software. Recantoazul S.A. is a Costa Rican Corporation which Mr. Darren Wright, the son of Mr. Norman Wright (President of United Trading.Com), is president. Recantoazul paid a total of $105,000 to the Company in 2000 for the use of the Company's software. Recantoazul canceled one casino and one sports book license and is currently in full compliance on one casino and one sports book license.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------

a)  Exhibits

Exhibit
Number                                                        Description  **
------                                                        --------------

     3.1* Articles of Incorporation, as restated for United Trading.Com

     3.2*                             By-Laws as restated for United Trading.Com

     4*                               Specimen  Stock  Certificate

     10.1*                            Revenue  Sharing  Agreement with Malt Ltd.
                                      dated  June  6,  2000

     10.2                             License  Agreement  with  Recantoazul S.A.
                                      for  use of Internet Casino Software dated
                                      11  July,  2000.

     10.3                             License  Agreement  with  Recantoazul S.A.
                                      for use of Internet Sports book Software dated September 20, 2000.

     10.4 License Agreement with Malt Limited for use of Internet Casino Software dated July 25, 2000.

     10.5 License Agreement with Malt Limited for use of Internet Sports book Software dated September 20, 2000.

     10.6 2nd License Agreement with Recantoazul S.A. for use of Internet Casino Software dated September 30, 2000.

     10.7 2nd License Agreement with Recantoazul S.A. for use of Internet Sports book Software dated September 28, 2000.

     10.8 2nd License Agreement with Malt Limited for use of Internet Casino Software dated August 14, 2000.

     10.9 2nd License Agreement with Malt Limited for use of Internet Sports book Software dated September 20, 2000.

     10.10 Cancellation notice dated December 22, 2000 for 2nd License Agreement with Recantoazul S.A. for use of Internet Casino Software dated September 30, 2000.

     10.11 Cancellation notice dated December 22, 2000 for 2nd License Agreement with Recantoazul S.A. for use of Internet Sports book Software dated September 28, 2000.

     10.12 Cancellation notice dated December 28, 2000 for 2nd License Agreement with
                                      Malt  Limited  for  use  of  Internet
                                      Casino  Software  dated  August  14, 2000.

     10.13 Cancellation notice dated December 28, 2000 for 2nd License Agreement with
                                      Malt  Limited  for  use  of  Internet
                                      Sports  book  Software dated September 20,
                                      2000.

     10.14*                           Stock  Option  Plan

** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.

*  Exhibits  were  previously  filed.


(b)  REPORTS  ON  FORM  8-K

There have been no reports of Form 8-K made during the period covered by this report.


                                 SIGNATUARES


IN accordance with Section 13 or 15(d) of THE Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNITED  TRADING.COM
                        ---------------------------------------------------
                                  (Registrant)



                    By:      s/Norman  Wright,  President  and  Director
                        -------------------------------------------------


                    Date: March 27, 2000
                          ----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.




                    By:       s/Gary  Tate,  Director
                        ------------------------------------


                    Date: March 27, 2001
                          ----------------