Form 10QSB
period 2001-03-31
UNITED TRADING COM
filed 2001-05-14
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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
                    (Address of principal executive offices)

                                      92612
                                   (Zip Code)

                                 (949)  553-9660
                                 ---------------
                           (Issuer's Telephone Number)


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

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2001, are attached hereto.


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

                            ASSETS
                            ------



CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $      749
   Current portion of contacts receivable (Note 2) .     280,000
                                                      -----------
Total Current Assets . . . . . . . . . . . . . . . .     280,749

OTHER ASSETS
   Contracts receivable.(Note 2) . . . . . . . . . .     210,000
   Premium Java site development costs
      (Net of amortization of $1,500) . . . . . . . .     13,500
   Software for Licensing  (net of
      amortization of $89,230) (Note 3). . . . . . .     557,387
                                                      -----------
                                                         780,887
                                                      -----------

      Total Assets . . . . . . . . . . . . . . . . .  $1,061,636
                                                      ===========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    3,272
                                                      -----------
      Total Current Liabilities. . . . . . . . . . .       3,272

OTHER LIABILITIES
   Advances/deposits . . . . . . . . . . . . . . . .      70,938
   Deferred income taxes (Note 4). . . . . . . . . .      16,000
                                                      -----------

                                                          86,938

STOCKHOLDERS' EQUITY
   Common Stock (50,000,000 shares authorized
     and 41,208,104 issued and outstanding). . . . .      41,208
   Additional Paid-in Capital. . . . . . . . . . . .   1,131,771
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .    (201,553)
                                                      -----------

   Total Stockholders' Equity. . . . . . . . . . . .     971,426
                                                      -----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $1,061,636
                                                      ===========


See Accompanying Notes


                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                    For the          For the        For the Period
                                                Quarter Ended     Quarter Ended     Inception thru
                                                March 31, 2001    March 31, 2000    March 31, 2001
                                              ----------------  ----------------  ----------------
REVENUES

   Consulting fees . . . . . . . . . . . . .  $             -   $             -   $       544,894
   Sales . . . . . . . . . . . . . . . . . .                -                 -           770,000
   Interest income . . . . . . . . . . . . .                -                 -             3,764
                                              ----------------  ----------------  ----------------

      Total Revenues . . . . . . . . . . . .                0                 0         1,318,658

EXPENSES

   General and administrative. . . . . . . .           65,694            18,750         1,026,634

   Allowance for uncollectable debt. . . . .                0                 0           160,937

   Depreciation and amortization . . . . . .           32,396               674           132,112
                                              ----------------  ----------------  ----------------

      Total Expenses . . . . . . . . . . . .           98,090            19,424         1,319,683

   Income (Loss) from activities of
      NetBet, Inc. . . . . . . . . . . . . .                0                 0          (118,250)

   Loss on sale of NetBet stock. . . . . . .                0                 0           (66,278)
                                              ----------------  ----------------  ----------------

Net Pre-Tax Income (Loss). . . . . . . . . .          (98,090)          (19,424)         (185,553)

Net Pre-Tax Income (Loss) per
    Common Share, basic and diluted. . . . .          ($0.002)          ($0.003)          ($0.023)
                                              ================  ================  ================


   Income taxes (Note 4) . . . . . . . . . .  $        24,000                 0          ($16,000)
                                              ----------------  ----------------  ----------------

Net Income (Loss) After Taxes. . . . . . . .         ($74,090)         ($19,424)        ($201,553)
                                              ================  ================  ================


Net Income (Loss) per
    Common Share, basic and diluted. . . . .          ($0.002)          ($0.003)          ($0.025)
                                              ================  ================  ================


Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999
      and 3/1 forward spit in October, 2000.       41,202,947         6,491,879         7,942,818
                                                  ===========       ===========       ===========

See Accompanying Notes



                                       UNITED CASINO CORPORATION
                                   (A Development Stage Enterprise)
                                        STATEMENT OF CASH FLOWS
                                              (Unaudited)


                                                       For the           For The        For the Period
                                                    Quarter Ended     Quarter Ended     Inception thru
                                                    March 31, 2001    March 31, 2000    March 31, 2001
                                                   --------------    --------------    --------------
OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $       (74,090)  $       (19,424)        ($201,553)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .           32,396               674           108,567
   Loss on disposal of office Furniture & Equip.           10,258                 -            15,972
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
      Offering Costs . . . . . . . . . . . . . .                -            15,550                 -
   Increase (decrease) in Accounts Payable . . .            3,271           (21,010)            3,271
   Increase (decrease) in Income Taxes Payable .                -                 -
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .           50,000          (200,000)         (490,000)
   (Increase) decrease in Advance License Fees .          (20,362)                -            70,938
   (Increase) decrease in Other Receivables. . .                -           (15,674)                -
   (Increase) decrease in Deposits . . . . . . .           25,000                 -                 -
   Increase (decrease) in Deferred Taxes . . . .          (24,000)                -            16,000
                                                  ----------------  ----------------  ----------------

Net cash provided by Operating Activities. . . .            2,473          (239,884)         (476,805)

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .                -              (800)          (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .          (27,399)         (120,320)         (646,617)
  Decrease (increase) in Premium
      Java Site Development. . . . . . . . . . .                -                 -           (15,000)
  Decrease (increase) in  Organization Costs . .                -                 -            (1,190)
                                                  ----------------  ----------------  ----------------

Net cash (used) by Investment activities . . . .          (27,399)         (121,120)         (699,125)

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .            3,700                 -             3,700
   Increase (decrease) in Common Stock . . . . .                -           430,450         1,172,979
                                                  ----------------  ----------------  ----------------

Net cash provided by Financing Activities. . . .            3,700           430,450         1,176,679
                                                  ----------------  ----------------  ----------------

Increase (decrease) in Cash. . . . . . . . . . .          (21,226)           69,446               749

Cash at Beginning of Period. . . . . . . . . . .           21,975             3,458                 -
                                                  ----------------  ----------------  ----------------

Cash at End of Period. . . . . . . . . . . . . .  $           749   $        72,904   $           749
                                                  ================  ================  ================


See Accompany Notes


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of United Trading.Com (A Development Stage Company) at March 31, 2001, and the consolidated statements of operations for the three months ended March 31, 2000 and 2001 and the cumulative period during the development stage through March 31, 2001 and the consolidated statements of cash flows for three months ended March 31, 2000 and 2001 and the cumulate period during the development stage through March 31, 2001, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


NOTE  2  -  Contracts Receivable

The Company has 2 contacts each outstanding for the licensed use of its casino and sports book software. The two Casino contacts call for quarterly payments of $25,000 per quarter and the two sports book contracts call for quarterly payments of $10,000 per quarter. All four contacts are current as of March 31, 2001.

NOTE  3  -  Software for Licensing

Software for Licensing Expenditures of approximately $647,000 incurred for the acquisition of and development of computer software for licensing to third parties has been capitalized and will be amortized over a 5 year period from July 12, 2000 following the first licensing of the software, which was effective July 11, 2000.

NOTE  4  -  Income  Taxes

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

In the fourth quarter of 2000, two contracts each were cancelled by the licensees, and no new contracts were entered during the quarter ended March 31, 2001. The existing contracts call for payments totaling $700,000 over their life.

The Company plans to continue marketing its Internet Casino and Spots-book software packages, and in the quarter ended March 31, 2001 introduced its lottery software which was incorporated in the Company's Casino software at no additional charge to the license holders. As of March 31, 2001, no additional purchasers for the Company's software have been identified, and the Company is evaluating other alternatives to maximize shareholder value.

The Company does not plan to hire any full time employees during the next 12 months. All additional work is planned to be performed by outside consultants.

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

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  NONE

     b)  NONE

     c) There were no sales of securities made by the Company during the quarter ended March 31, 2001.

     d)   None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  none

ITEM  5.   OTHER  INFORMATION  -  NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits  -  NONE

     (b)   Reports  on  Form  8-K:  -  NONE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED  TRADING.COM


Date:  March 10,  2001    By:/S/Norman Wright
                                ----------------
                              Norman Wright, President