Form 10QSB
period 2001-06-30
UNITED TRADING COM
filed 2001-08-17
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 41,208,104 shares.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month and six month periods ended June 30, 2001, are attached hereto.


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                  June 30, 2001

                            ASSETS
                            ------
                                                    June 30, 2001   Dec. 31, 2000
                                                      (Unaudited)
                                                      ------------  -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     5,381      21,975
   Current portion of contacts receivable (Note 2) .            -     270,000
   Deposits. . . . . . . . . . . . . . . . . . . . .            -      25,000
                                                      ------------  ----------

Total Current Assets . . . . . . . . . . . . . . . .        5,381     316,975
                                                      ------------  ----------

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
     $     4,862)                                               -      13,958
                                                                    ----------

      Total Property and Equipment . . . . . . . . .            -      13,958
                                                      ------------  ----------

OTHER ASSETS
   Contracts receivable. . . . . . . . . . . . . . .            -     270,000
   Software for Licensing  (net of
      amortization of none and $58,334) (Note 3) . .            -     575,884
                                                      ------------  ----------

                                                                -     845,884
                                                      ------------  ----------

      Total Assets . . . . . . . . . . . . . . . . .  $     5,381   1,176,817
                                                      ============  ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES. . . . . . . . . . . . . . . . .            -           -

OTHER LIABILITIES
   Advances/deposits . . . . . . . . . . . . . . . .            -      91,300
   Deferred income taxes (Note 4). . . . . . . . . .            -      40,000
                                                      ------------  ----------

                                                                -     131,300
                                                      ------------  ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (50,000,000 shares
     authorized, 41,208,104,and 41,208,104 issued
     and outstanding). . . . . . . . . . . . . . . .       41,208      41,208
   Additional Paid-in Capital. . . . . . . . . . . .    1,131,771   1,131,771
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,167,598)   (127,463)
                                                      ------------  ----------

   Total Stockholders' Equity. . . . . . . . . . . .        5,381   1,045,516
                                                      ------------  ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $     5,381   1,176,816
                                                      ============  ==========


See accompanying notes to financial statements


                                UNITED TRADNG.COM
                         (A Development Stage Enterprise)
                              STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  June 30, 2001    June 30, 2000
                                                 ---------------  ---------------
REVENUES. . . . . . . . . . . . . . . . . . . .  $            -   $            -

EXPENSES

   General and Administrative . . . . . . . . .           5,091           20,231
   Loss from write-down of software . . . . . .         538,492                -
   Loss from write-down of notes receivable . .         406,067                -
   Depreciation and Amortization. . . . . . . .          32,396            1,301
                                                 ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         982,046           21,532
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (982,046)  $      (21,532)
                                                 ---------------  ---------------

Income Taxes (Note 4) . . . . . . . . . . . . .          16,000                -
                                                 ---------------  ---------------

Net Income (Loss) . . . . . . . . . . . . . . .  $     (966,046)  $      (21,532)
                                                 ===============  ===============


Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $       (0.023)  $       (0.001)
                                                 ===============  ===============


Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999
   and 3 for one forward split in 2000. . . . .      41,208,104       29,234,292
                                                 ===============  ===============

See accompanying notes to financial statements



                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                     Inception
                                                   Six Months       Six Months     December 31, 1994
                                                      Ended            Ended            Thru
                                                  June 30, 2001    June 30, 2000    June 30, 2001
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .          70,785           38,982        1,031,725
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .         538,492                -          538,492
   Loss from write-down of notes receivable . .         406,067                -          406,067
   Depreciation and Amortization. . . . . . . .          64,792            1,975          164,508
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .       1,080,136           40,957        2,301,729
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $   (1,080,136)  $      (40,957)  $     (983,071)

   Income Taxes (Note 4). . . . . . . . . . . .          40,000                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $   (1,040,136)  $      (40,957)  $     (983,071)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.025)         ($0.001)         ($0.271)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999
      and 3/1 forward spit in October, 2000 . .      41,208,104       38,992,947        3,628,099
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         UNITED TRADING.COM
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                    Six Months       Six Months       Dec 31, 1994
                                                       Ended            Ended             Thru
                                                   June 30, 2001    June 30, 2000    June 30, 2001
                                                  ---------------  ---------------  ---------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $   (1,040,136)  $      (40,957)     ($1,167,599)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .          64,792            1,975          140,963
   Loss on disposal of office Furniture & Equip.          10,258                -           15,972
   Loss on write-off of software for license . .         538,492                -          538,492
   loss on cancellation of notes receivable. . .         406,067                -          406,067
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
      Offering Costs . . . . . . . . . . . . . .               -           15,550                -
   Increase (decrease) in Accounts Payable . . .               -          (27,083)               -
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .         133,933                -         (406,067)
   Increase (decrease) in Advance License Fees .         (91,300)               -                -
   (Increase) decrease in Deposits . . . . . . .          25,000           50,000                -
   Increase (decrease) in Deferred Taxes . . . .         (40,000)               -                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .           7,106             (515)        (472,172)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -           (2,346)         (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .         (27,399)        (391,131)        (661,617)
  Decrease (increase) in  Organization Costs . .               -                -           (1,191)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .         (27,400)        (393,477)        (699,126)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .           3,700                -            3,700
   Increase (decrease) in Common Stock . . . . .               -          430,450        1,172,979
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .           3,700          430,450        1,176,679
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .         (16,594)          36,458            5,381

Cash at Beginning of Period. . . . . . . . . . .          21,975            3,458                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        5,381   $       39,916   $        5,381
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of United Trading.Com (A Development Stage Company) at June 30, 2001, and the consolidated statements of operations for the three month and six month periods ended June 30, 2000 and 2001 and the cumulative period during the development stage through June 30, 2001 and the statements of cash flows for three month and six month periods ended June 30, 2000 and 2001 and the cumulative period during the development stage through June 30, 2001, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


NOTE  2  -  Contracts Receivable

The Company had 2 contacts each outstanding for the licensed use of its casino and sports book software at March 31, 2001. These contracts were cancelled effective June 30, 2001 and replaced by a License Agreement calling for 7 1/2 percent of the net revenues from the Licensee's use of the Software for its own account of from any sub-license of the Software. The Company recorded a loss of $406,067 from the write-off of the contracts.

NOTE  3  -  Software for Licensing

The Company capitalized costs of developing its Software for Licensing as costs were incurred, and began amortizing such costs in the final quarter of 2000. Amortization was also taken in the three and six months ended June 30, 2001 in the amounts of $32,396 and 64,792 respectively. The unamortized balance of expenditures for the development of the Software for Licensing was written off to expense effective June 30, 2001 due to the Company's inability to determine the future worth of the License for use of the Software. The Company recorded a loss, net of accumulated Amortization, of $538,492 in the quarter ended June 30, 2001.


Note  4  -  Income Taxes

The Company recorded $40,000 in deferred income taxes in the year ended December 31, 2000 based on income reported in 2000. Due to losses in the three and six month periods ended June 30, 2001, these deferred taxes were eliminated; $24,000 in the quarter ended March 31, 2001, and $16,000 in the quarter ended June 30, 2001.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Malt Limited, a Cook Islands corporation, the holder of a license from the Company to utilize the company's Casino and Sports Book software informed the Company that it has been unable to maintain its Internet connection in the Cook Islands and informed the Company that it would not make any future payments on its license agreements with the Company. At approximately the same time, In May, 2001, the Company's chief software programmer terminated his association with the company. The Company in attempting to maintain the software programs retained outside consultants to continue the maintenance and upgrades to the software programs. Following extensive review, the Company determined that the cost of maintaining and upgrading the software was greater than they were willing to expend. Due to this fact, the Company terminated the License Agreement with Malt Limited and has renegotiated the license agreement with Recantoazal for use of the proprietary Casino and Sports Book software whereby Recantoazal, the Licensee, will be solely responsible for all future maintenance and upgrades to the software in exchange for the Company receiving a royalty interest in any future use of the software by the Licensee. Since, under the newly negotiated License Agreement, the Company will have no further input into the control or use of the software, and is unable to determine the future economic value of the License Agreement, the Company has written off to expense all past expenditures for the development of the software (approximately $538,000). Also, under the newly negotiated License Agreement, effective June 30, 2001, the previous License Agreements were cancelled resulting in the write-off of Receivables from Recantoazal in the quarter ended June 30, 2001 in the amount of $196,000.

Based on the above facts, the License Agreements with Malt Limited for both the Casino and Sports Book software were also cancelled by the Company effective June 30, 2001 resulting in the write-off of receivables from Malt Limited of approximately $210,000 in the quarter ended June 30,2001.


The issuer is presently beginning a strategic analysis for determining potential mergers and acquisitions over the next twelve months. Issues of primary importance in determining the right acquisition include (a) industry-leading technology/viable business operation (b) strategic compatibility (c) market opportunity (d) sales and earnings (e) original capitalization of the merger candidate (f) additional capital required to fund operations (g) existing management/infrastructure (h) competition and (i) liabilities and contingent exposure. Management will utilize this analysis to establish target parameters for an acquisition search. Due to existing economic and market conditions, the timeframe for an initial merger transaction may extend beyond a twelve-month period. The issuer anticipates the cash requirements to be minimal during the acquisition period.




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

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  NONE

     b)  NONE

     c) There were no sales of securities made by the Company during the three and six month periods ended June 30, 2001.

     d)   None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  none

ITEM  5.   OTHER  INFORMATION  -  NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits  -
                10.1 License Agreement with Recantoazal for the use of Casino and Sports Book Software.

     (b)   Reports  on  Form 8-K:  -  July 24, 2001, Report of additional member to the Board of Directors, Mr. James Hancock, and resignation of Mr. Norman Wright, President and Director.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED  TRADING.COM


Date:  August 17,  2001       By:  /James L. Hancock
                                ---------------------------
                                James L. Hancock, President