Form 10KSB
period 2001-12-31
UNITED TRADING COM
filed 2002-04-12
CIK 949728

Securities  and  Exchange  Commission

                               Washington  DC  20549

                                   Form  10-KSB

GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934:  For  the  fiscal  year  ended  December  31,  2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from__________ to____________

Commission  file  number  0-29987
                        -------------

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

                  (Title  of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuers  revenues  for  the  year  ended  December  31,  2001.  NONE



The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 26, 2002 was $181,759.

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 26, 2002, was 5,150,098 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___;  No_X_


                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

        Organization  and  General  History
United Trading.Com (hereinafter referred to as "United" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. The Company then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet. In April, 1996, the Company's controlled subsidiary UCC-Netco Ltd. (an Alberta, Canada Corporation) formed in 1995 merged with Alexander Wolfe a publicly traded Nevada Company (renamed Netbet Inc.). As a result of the merger the Company acquired 3,913,402 restricted (pursuant to Rule
144) shares of Netbet Inc. (approximately 32% ownership of Netbet Inc.) In January, 1997, the Company acquired approximately a 31% interest (restricted shares pursuant to Rule 144) in Torrey Pines Nevada Inc. a publicly traded Nevada Company through a merger of the Company's wholly owned subsidiary Internet Consultants Ltd. (a private Nevada Corporation formed in 1995) with Torrey Pines Nevada. In January, 1998, Torrey Pines Nevada Ltd. merged with
Netbet Inc. As a result of the merger the Company received an additional 1,033,437 restricted shares of Netbet Inc. The Company's total interest in Netbet Inc. as of January 1998 represented approximately 26% of the issued and outstanding shares of Netbet Inc. In March 1999 Netbet Inc. merged with a private company. As a result of this merger the Company's interest in Netbet Inc. was reduced to approximately 7.8%.

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

In November of 1999 the Company effected a 50/1 reverse split of its issued and outstanding common stock. In February, 2000, the Company entered into an agreement with BFI, Limited, a Cook Islands corporation, whereby for 10,000,000 shares of the Company's common restricted stock, the Company received $300,000 in notes and software services, (the notes were subsequently paid by BFI by providing an additional $200,000 in software programming services. In March, 2000, the Company sold a total of 2,000,000 shares of common stock through a private placement in Nevada pursuant to Nevada Revised Statutes 90.490 for a total of $150,000. In August, 2000, the Company's name was changed to United Trading.Com. In October, 2000 the Company's common stock was adjusted by a 3 for 1 forward split, and in December, 2001 adjusted by a 1 for 8 reverse split.


-     BUSINESS  OF  ISSUER
      --------------------

During the first half of 2001, the Company continued its marketing of software aimed at the On-line gaming industry. Due to a lack of success in developing updated and improved software following the departure of the Company's sole programmer, an agreement was entered with Recantoazul, the holder of a license to use the Company's software, whereby Recantoazul would assume all future maintenance and update of the software and pay the Company a license fee based on Recantoazul's profits from the sublicense of the software to franchised On-line gaming sites. During the last half of 2001, and presently, the Company is continuing a strategic analysis for determining potential mergers and acquisitions. Management is seeking a merger or acquisition candidate which will meet predetermined objectives for the Company's future profit and growth. See also Managements Plan of Operations elsewhere in this document. Due to existing economic and market conditions, the timeframe for an initial merger transaction may extend beyond a twelve-month period. The issuer anticipates the cash requirements to be minimal during the acquisition period.

The  Company  does  not currently rely on the availability of any raw materials.

The Company currently has no products or services for sale and accordingly has no customers.

The Company intends to apply for patents and copyrights when deemed appropriate. Currently there are no patents or copyrights held by the Company.

During the Company's current stage of development there are no governmental Approvals Required for any of the Company's activities.

The Company is not currently expending any resources on research and development.

The Company does not believe that its current or near term planned operations will require approval under existing environmental laws.

The Company currently has one full time employee. Future requirements for additional personnel will depend on any merger or acquisition that that the Company may effect.


Item  2  DESCRIPTION  OF  PROPERTY.
        -----------------------

The Company currently leases Executive office space in Irvine, California for its principal executive office.

The Company has no official policy with respect to any investments in real estate and does not have, or plan to have, any investments in any such properties.


Item  3  LEGAL  PROCEEDINGS.
        -----------------

The  Company  is  not  a  party  to  any  pending  legal  proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.


                                     PART  II

ITEM 5.  MARKET  PRICE  AND  DIVIDENDS  ON  UNITED'S  COMMON  EQUITY  AND  OTHER
         -----------------------------------------------------------------------
STOCKHOLDER  MATTERS.
-------------------

The Company's Common Stock was traded on a limited basis in the over the counter market under the name Untied Casino Corporation and the symbol "UCNO" prior to August 3, 2000. From August 3, 2000 until October 10, 2000, the Company's stock was traded under the name United Trading. Com with the symbol "UTTD." From October 10, 2000, following the forward split of the Company's stock, through December 20,2001 the stock was traded under the symbol "UTDT." On December 21, 2001 following a one for eight reverse stock split, the stock has traded under the symbol "UDTC" and has continued to be traded under this symbol with quotations published on the
OTC  Bulletin  Board.

The high and low sales prices for each quarter for the years ended December 31, 2000 and 2001 adjusted for all forward and reverse splits were as follows:

          Quarter  Ended                 Low                    High  *
          --------------            ---------------        ----------------

          March  31,  2000                0.1600              0.1600
          June  30,  2000                 3.3336              8.6664
          September  30,  2000            2.6936              9.3336
          December  31,  2000             0.3600              4.6664

          March  31,  2001               $0.7200             $0.1280
          June  30,  2001                 0.6800              0.0720
          September  30,  2001            0.6320              0.1040
          December  31,  2001             0.1200              0.0400

* Prices adjusted for 1/50 reverse stock split in November, 1999, a 3/1 forward stock split effective October 10, 2000, and a 1/8 reverse stock split effective December 21, 2002.

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


Date      Shares*         Base Rules Relied        Shareholder    Consideration other
                          upon for Exemption         Name or           Than Cash
                          from Registration**         Class
        ---------------  --------------------     --------------  -------------------
                         Regulation S &           Bus. Eng. Ltd.  Consulting Services
Jun-99           15,000  Section 4(2) of the                      Valued at $2,000
                         Act.
                         --------------------     --------------  --------------------
                         Regulation S &           Malt Ltd.       Revenue Sharing
Jun-99          225,000  Section 4(2) of the                      Agreement valued at
                         Act.                                     $             30,000
                         --------------------     --------------  --------------------
                         Regulation S &           Binary Magic    Consulting Services
Jun-99            7,500  Section 4(2) of the      Ltd.            Valued at $1,000
                         Act.
                         --------------------     --------------  --------------------
                         Regulation S &           Chinatech       Consulting Services
Jun-99            7,500  Section 4(2) of the      Trading         Valued at $1,000
                         Act.
                         --------------------     --------------  --------------------
Jun-99            1,850  Section 4(2) of the      Gary Tate       Consulting Services
                         Act & Rule 144                           Valued at $250
                         --------------------     --------------  --------------------
                         Regulation S &           Graeme          Consulting Services
Jun-99            1,850  Section 4(2) of the      Whitfield       Valued at $250
                         Act.
                         --------------------     --------------  --------------------
                         Regulation S &           BFI Ltd.        $ 100,000 Consulting
Feb-00        3,750,000  Section 4(2) of the                      Services and
                         Act.                                     $ 200,000 Promissory
                                                                  Note
                         --------------------     --------------  --------------------
                         a) Reg D Section 504     Sales made in   Cash $150,000 gross
Mar-00          750,000  b)Nevada Revised         Nevada U.S.A.   Proceeds.
                         Statutes 90.490          to four         Net Proceeds
                         c)Section 4.2 of the     unaccredited    $            147,000
                         Act.                     investors
                         --------------------     --------------  --------------------
                         Regulation S &           Company         Consulting Services
Oct-00           18,750  Section 4(2) of the      Consultants       Valued at $51,500
                         Act.
                         --------------------     --------------  --------------------
                         Regulation S &           Company         Consulting Services
Dec-00          257,500  Section 4(2) of the      Consultants     Valued at $103,000
                         Act.
                         --------------------     --------------  --------------------

*   Prices  adjusted  for  1/50 reverse stock split in November, 1999, a 3/1 forward  stock  split  effective  October  10,  2000, and  a  1/8  reverse stock split effective December 21, 2002.

**  As well as any other available exemptions from registration.




Item 6 -PLAN  OF  OPERATION
        -------------------

The  Company is continuing a strategic
analysis for determining potential mergers and acquisitions. Issues of primary importance in determining the right acquisition include:
   (a) industry-leading technology/viable  business  operation;
   (b) strategic compatibility;
   (c) market opportunity;
   (d) sales  and  earnings;
   (e) original capitalization of the merger candidate;
   (f) additional  capital  required  to  fund  operations;
   (g) existing management/infrastructure;
   (h) competition  and
   (i) liabilities and contingent exposure.
Management will utilize this analysis to establish target parameters for an Acquisition search. Due to existing economic and market conditions, the timeframe for an initial merger transaction may extend beyond a twelve-month period. The issuer anticipates the cash requirements to be minimal during the acquisition period. Should additional funding be required, the Company will seek private sources of loans to meet such needs, however, there can be no assurances that needed funds will be available at reasonable costs if available at all. No significant purchases of additional equipment are planned. The Registrant does not plan to hire any new full time employees during the next 12 months unless, or until an merger or acquisition is consummated, in which case the requirement for any additional employees will depend on the actual merger or acquisition.

In February 2001, the Company announced an agreement to acquire Quick Draw, Inc., a Nevada corporation owner of ATM machines located throughout the United States, subject to completion of due diligence by United Trading. As of the date of this document, United Trading has not completed its due diligence and is awaiting the confirmation of funding by Quick Draw which was to be completed prior to the finalization of the acquisition of Quick Draw by United Trading. Quick Draw is still in the process of acquiring such financing and is unable to provide an expected date of completion. United Trading continues to be committed to completing the acquisition of Quick Draw and has authorized an extension of the agreement to enable Quick Draw to complete the required financing.


     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     ---------------------------------------------------------------------------
OPERATIONS.
----------

During the fiscal year ended December 31, 2000, United announced the sale of six licenses each for its casino and sports book software. However due to the deterioration of the Internet market, two of the licenses for each software were never fully consummated and two sales of each software were canceled by the purchasers due to their inability to bring the planned Internet sites on line. In the fiscal year ended December 31, 2001, there were no sales of software made, and all prior sales were canceled. The Company ceased sales of software and entered into a one time exclusive license agreement with Recantoazul, the primary purchaser of the Company's software in 2000, where by the Company would receive a license fee based solely on the profits of Recantoazul from its sublicense and franchising of On-line gaming sites.

ITEM  7.  FINANCIAL  STATEMENTS.

                       UNITED TRADING.COM AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

                                      WITH

                                    REPORT OF
                           CERTIFIED PUBLIC ACCOUNTANT












                                UNITED  TRADING.COM
                          (A  Development  Stage  Company)
                   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                       Page
                                                                       ----

Independent  Auditor's  Report                                          F-3

Consolidated  Balance  Sheet  as  of  December  31,  2001               F-4

Consolidated  Statements  of  Operations  for  the  years
ended  December  31,  2000  and  2001  and  the  cumulative  period during  the  development  stage  from  Inception
through  December  31,  2001                                            F-5

Consolidated  Statement  of  Changes  in  Shareholders'
Equity  (Deficiency),  for  the  years  ended
December  31,  2000  and  2001, and from  Inception  through
December  31,  2001                                                     F-6


Consolidated  Statements  of  Cash  Flows  for  the
years  ended  December  31,  2000  and  2001  and  the  cumulative period  during  the  development  stage  from
Inception  through  December  31,  2001                                 F-7

Notes  to  Consolidated  Financial  Statements                 F-8  -  F-10






                                      F-2

                              WILLIAM E. COSTELLO, CPA
                        16055 VENTURA BOULEVARD, suite 1212
                              ENCINO, CALIFORNIA 91436

                            INDEPENDENT AUDITOR'S REPORT


Board of Directors
United Trading.con


I have audited the accompanying balance sheets of united Trading.com and Subsidiaries as or December 31, 2001, and December 31, 2000, and the related statements of income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of United Trading.com and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



S/William E. Costello
------------------------
William E. Costello, CPA
March 28, 2002
Encino, California




                                      F-3
                                       9


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                             December 31,
                                                             ------------
                                                            2001        2000
                                                      ------------  -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     1,590      21,975
   Current portion of contacts receivable (Note 2) .            -     270,000
   Deposits. . . . . . . . . . . . . . . . . . . . .            -      25,000
                                                      ------------  ----------

Total Current Assets . . . . . . . . . . . . . . . .        1,590     316,975
                                                      ------------  ----------

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
     $     4,862)                                               -      13,958
                                                                    ----------

      Total Property and Equipment . . . . . . . . .            -      13,958
                                                      ------------  ----------

OTHER ASSETS
   Contracts receivable. . . . . . . . . . . . . . .            -     270,000
   Software for Licensing  (net of
      amortization of none and $58,334) (Note 3) . .            -     575,884
                                                      ------------  ----------

                                                                -     845,884
                                                      ------------  ----------

      Total Assets . . . . . . . . . . . . . . . . .  $     1,590   1,176,817
                                                      ============  ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .       55,499           -

OTHER LIABILITIES
   Advances/deposits . . . . . . . . . . . . . . . .            -      91,300
   Deferred income taxes (Note 4). . . . . . . . . .            -      40,000
                                                      ------------  ----------

                                                           55,499     131,300
                                                      ------------  ----------

STOCKHOLDERS' EQUITY
   Preferred Stock par value $0.001 (20,000,000
     Shares authorized, none issued and outstanding             -           -

   Common Stock par value $0.001 (50,000,000 shares
     authorized, 5,150,098,and 41,208,104 issued
     and outstanding). . . . . . . . . . . . . . . .        5,150      41,208
   Additional Paid-in Capital. . . . . . . . . . . .    1,167,829   1,131,771
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,226,889)   (127,463)
                                                      ------------  ----------

   Total Stockholders' Equity. . . . . . . . . . . .      (53,909)  1,045,516
                                                      ------------  ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $     1,590   1,176,816
                                                      ============  ==========


See accompanying notes to financial statements

                                                                           F-4

                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                                                                      Inception
                                                   Year ended       Year ended     December 31, 1994
                                                  December, 31     December, 31          Thru
                                                      2001             2000        December 31, 2001
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -          770,000          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -          770,000        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .         130,075          336,658        1,091,015
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .         538,492                -          538,492
   Loss from write-down of notes receivable . .         406,067                -          406,067
   Depreciation and Amortization. . . . . . . .          64,792           62,173          164,508
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .       1,139,426          398,831        2,545,547
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $   (1,139,426)  $      371,169  $    (1,226,889)

   Income Taxes (Note 4). . . . . . . . . . . .          40,000          (40,000)               -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $   (1,099,426)  $      331,169   $   (1,226,889)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.213)          $0.077          ($0.761)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      5,150,300        4,275,063        1,612,785
                                                 ===============  ===============  ===============


See accompanying notes to financial statements

                                                                             F-5

                                         UNITED TRADING.COM
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS

                                                                                       Inception
                                                     Year ended      Year ended       Dec 31, 1994
                                                    December 31,     December 31,         Thru
                                                        2001             2000       December 31, 2001
                                                  ---------------  ---------------  -----------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $   (1,099,426)  $      331,169        ($1,226,889)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .          64,792           62,173            140,963
   Loss on disposal of office Furniture & Equip.          10,258                -             15,972
   Loss on write-off of software for license . .         538,492                -            538,492
   loss on cancellation of notes receivable. . .         406,067                -            406,067
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
      Offering Costs . . . . . . . . . . . . . .               -           15,550                  -
   Increase (decrease) in Accounts Payable . . .          55,499          (27,583)            55,499
     (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .         133,933         (540,000)          (406,067)
   (Increase) decrease in Other Receivables. . .               -                -                  -
   Increase (decrease) in Advance License Fees .         (91,300)          91,300                  -
   (Increase) decrease in Deposits . . . . . . .          25,000          (25,000)                 -
   Increase (decrease) in Deferred Taxes . . . .         (40,000)          40,000                  -
                                                  ---------------  ---------------    ---------------

Net cash provided by Operating Activities. . . .           3,315          (52,391)          (475,963)
                                                  ---------------  ---------------    ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -           (2,411)           (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .         (27,400)        (511,631)          (661,618)
  Decrease (increase) in  Organization Costs . .               -                -             (1,190)
                                                  ---------------  ---------------    ---------------

Net cash (used) by Investment activities . . . .         (27,400)        (514,042)          (699,126)
                                                  ---------------  ---------------    ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .           3,700                -              3,700
   Increase (decrease) in Common Stock . . . . .               -          584,949          1,172,979
                                                  ---------------  ---------------    ---------------

Net cash provided by Financing Activities. . . .           3,700          584,949          1,176,679
                                                  ---------------  ---------------    ---------------

Increase (decrease) in Cash. . . . . . . . . . .         (20,385)          18,516              1,590

Cash at Beginning of Period. . . . . . . . . . .          21,975            3,459                  -
                                                  ---------------  ---------------    ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        1,590   $       21,975     $        1,590
                                                  ===============  ===============    ===============


See accompanying notes to financial statements

                                                                             F-6

                       UNITED TRADING.COM
               (A Development Stage Enterprise)
  CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
         For the Years ended December 31, 1999, 2000 and 2001


                                     Common Stock
                                    --------------          Paid-in     Retained       Total
                                 Shares         $           Capital     Earnings      Equity
                               ----------    ----------     ---------    ---------   ---------

Balance 12/31/98                  115,150   $       115    $  922,038   ($201,221)  $  720,932

Distribution of NetBet
   stock to Shareholders                                     (368,623)                (368,623)

Issuance of Stock for
   Software                       225,000           225        29,775                   30,000

Issuance of Stock for
   Consulting services             33,750            34         4,466                    4,500

Net Loss                                                                 (257,411)    (257,411)
                                ---------     ---------     ---------   ---------    ---------
Balance @ 12/31/99                373,900    $      374    $  587,656   ($458,632)  $  129,398
                                =========     =========      ========    =========    =========

Shares issued to achieve
   rounding to even number
   Nov.'99 rev. stock  split          219

Issuance of Stock for
   Cash and Services            3,750,000         3,750       296,250                  300,000

Sale of Stock (504D)              750,000           750       129,700                  130,450

Issuance of stock for
    Services                       18,750            19        51,481                   51,500

Issuance of stock for
    Services                      257,500           257       102,742                  102,999

Net Income year ended 12/31/00                                            331,169      331,169
                                ---------     ---------    -----------   ---------    ---------
Balance @ 12/31/00              5,150,369    $   5,150    $ 1,167,829    (127,463)   1,045,516
                                =========     =========    ===========   =========   ==========

Shares lost due to reverse
   Stock split rounding              (271)

Net Loss year ended 12/31/01                                           (1,099,426)     331,169
                                ---------     ---------    ---------    ---------     ---------
Balance @ 12/31/01              5,150,098    $    5,150   $1,167,829  ($1,226,889)  $   53,909
                                =========     =========   ==========   ===========   ==========

Number of shares issued reflects a 1 for 50 reverse stock split effected November 2, 1999, a 3 for 1 forward stock split effected October 4, 2000 and a 1 for 4 reverse stock split effected December 21, 2001.



See  Accompanying  Notes


                                                                             F-7

                                 UNITED  TRADING.COM
                        (Formerly  United  Casino  Corporation)
                          (A  Development  Stage  Enterprise)
                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2000  and  2001



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

In November of 1999 the Company effected a 50/1 reverse split of its issued and outstanding common stock, in October, 2000 effected a 3/1 forward stock split, and in December of 2001, the Company effected a 8/1 reverse split of the issued and outstanding common stock.


                                                                             F-8
                                      14

                                 UNITED  TRADING.COM
                         (Formerly  United  Casino  Corporation)
                           (A  Development  Stage  Enterprise)
                      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2000  and  2001

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

     c. Software for Licensing Expenditures incurred for the acquisition of and and development of computer software for licensing to third parties was capitalized and amortized over a 5 year period from October, 2000, the date of the first licensing of the software until the investment was totally written off in 2001.

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


4.  RELATED  PARTY  TRANSACTIONS
    --------------------------

During the year ended December 31, 2000, the Company made two sales each of its casino and sports book software to Recantoazul, S.A. Recantoazul is a Costa Rica corporation whose President is Mr. Darren Wright, the son of Mr. Norman Wright, former President of United Trading.Com. The sale of the licenses to Recantoazul was made under the same conditions as the sale to Malt Limited, a Cook Island corporation, of two licenses each of the Company's software. Malt Limited, was the holder of 1,800,000 shares (4.3%) of the Company's common stock. Both Recantoazul and Malt have canceled their licenses for the Company's software, However, Recantoazul has entered into a new license agreement for use of the software. As of the date of the agreement, the Company was unable to determine the future expected revenues from the agreement and therefore no value was booked.
                                                                             F-9
                                      15
                                 UNITED  TRADING.COM
                        (Formerly  United  Casino  Corporation)
                          (A  Development  Stage  Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 2001


5.  NOTES  RECEIBABLE
    ----------------

Notes receivable, current portion and long term in the year ended 2000 are from license sales to two new companies starting business in Internet gaming (see
Note  4  RELATED  PARTY TRANSACTIONS).


6.  PREFERRED STOCK
    ---------------

The Board of Directors approved the establishment and issuance of 5,000,000 shares of Series A Convertible Preferred Stock on December 14, 2001. At December 31, 2001, none of the authorized shares had been issued. The Series A Convertible Preferred Stock contains the following features:
   8% non-cumulative dividend
   Each share entitled to 20 votes
   Each issued share convertible, at any time, at the option of the holder, into the corporation's common stock at one common share for each class "A" preferred share held
   The common share conversion feature is not subject to dilution as a common stock equivalent
   Payment of any dividends on Class "A" preferred stock is subject to and not in excess of dividends on the corporation's common stock based on the factor (one for one) into which the Class "A" preferred shares are entitled to convert into the corporation's common stock.


7.  COMMON  STOCK
    ------------

The Company effected a reverse split of its common stock $0.001 par value on November 2, 1999 on the basis of one share of common stock $0.001 par value for each 50 shares of issued and outstanding common stock $0.001 par value. On October 4, 2000, the Company effected a forward split of its common stock on the basis of 3 shares for each one share of issued and outstanding common stock. On December 21, 2001 the Company effected a reverse split of its common stock on The basis of 1 share for each one share of issued and outstanding common stock. The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred stock authorized. At December 31, 2001, there were 5,105,098 common shares and no preferred shares outstanding. During the year ended December 31, 2000, the company made sales of its common stock to the following entities:

Entity  or  Group      Number of Shares*           Per share price determination
-----------------      ----------------            -----------------------------
BFI  Limited           3,750,000  (restricted)    $0.08  - Board  determination
                                                 extremely  limited  market
Private  Placement
in  Nevada               750,000  (Free  Trading) $0.16  - Board determination
                                                 extremely  limited  market

Consulting  Services      18,750 (restricted)     $2.72 - closing price previous
                                                 Trading  day

Consulting  Services     257,500 (restricted)     $0.40 - closing price previous
                                                 Trading  day

No additional shares were issued during the year ended December 31, 2001.

Stock  Options  and  Warrants
-----------------------------
In December 2001, the Company granted Mr. James Brewer options to purchase 500,000 shares, and Mr. James Hancock options to purchase 100,000 shares (adjusted for the one for eight reverse stock split effective December 21, 2001) of United Trading stock at an exercise price of $0.10 per share. Still outstanding at December 31, 2001, the options are exercisable at any time prior to December 14, 2006. No other options or warrants were granted during the years ended December 31, 2000 or 2001. The Company has adopted the disclosure only provisions of SFAS 123.

For disclosure of stock option compensation to the above individuals, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal 2001: no annual dividends, expected volatility of 50%; risk-free interest rate of 6%; and expected lives of 5 years.

The weighted average fair value of stock options granted to employees and officers during the fiscal year 2001 was approximately $6,200. Accordingly, the Company's pro forma loss and net loss per share for the year ended December 31, 2001 would have been as follows:

                                                    Year Ended
                                                 December 31, 2001

Net  loss  applicable  to  common  shares:

                          As reported          $     (1,099,426)
                                               =================

                          Pro forma            $     (1,105,626)
                                               =================

Net  loss  per  common  share:

                          As reported          $         (0.213)
                                               =================

                          Pro forma            $         (0.217)
                                               =================


8.  PROVISION  FOR  INCOME  TAXES
    --------------------------

The Company generated $398,831 in pre-tax income in the year ended December 31, 2000, allowing for the cancellation in the fourth quarter of four of its license agreements which sales were originally recognized in the third quarter. In calculation of the taxable income for the same period, the Company utilized a tax-loss carry forward of approximately $230,000 and for tax purposes expensed the development costs of its software incurred in the current year. (Such expenditures were capitalized and will be amortized over a five year period for book purposes -see also note 2.) Expenditures incurred in prior years was capitalized for both book and tax purposed to be amortized over a five year period for both book and tax purposes. The future tax on the difference between amounts capitalized for book versus tax was treated as deferred income taxes in 2000. In 2001, due to the write off of all investment in software and receivables, there were no deferred income taxes.

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

                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.
         --------------------------------------------------------------

This  table  describes  United's  current  Directors  and  Executive  Officers.

                  NAME                       AGE                TITLE
----------------------------------------     ---               -------
James G. Brewer                               59     President, Chief Executive
                                                     Officer and Chief Financial
                                                       Officer and  Director

James L Hancock                               52     Director



Mr. James Brewer, President, CEO, CFO and Director Mr. James Brewer has Served as President, CEO and CFO since December, 2001. Mr. Brewer has served As Vice President and Chief Financial Officer for a number of publicly traded Bulletin Board companies over the past 20 years, including Wright Energy Corporation, Magellan Filmed Entertainment, Inc. and NetBet, Inc. He also served As Controller for McCulloch Oil Corporation, a public American Stock Exchange corporation. Mr. Brewer holds a Bachelor of Science degree in Administrative Management from California State University at Los Angels and an MBA from United States International University in San Diego California.

Mr. James Hancock, Director. Mr. Hancock has served as a private investment Banker over the last 20 years for numerous businesses including manufacturing, telecommunications, medical diagnostic equipment, printing and publishing and real estate. In 1998, Mr. Hancock became a Principal of Shoreline Partners, LLC, a middle-market merger and acquisition company located in San Diego. While at Shoreline, Mr. Hancock represented clients for divestiture in industries that include injection molding, candy manufacturing, concrete block manufacturing, insurance, software and e-commerce. In January 2001, Mr. Hancock formed Interactive Mergers Group, a private investment banking firm for emerging companies and investors. Mr. Hancock earned a Law Degree from the California Western School of Law and a Bachelors of Business Administration from Southern Methodist University.


There are no family relationships among any of the Registrant's officers or directors.
No director, executive officer, promoter or control person of the Company during the past five years has had any involvement in any legal proceedings as described in Item 401 (d) of Regulation S-B.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
-------------------------------------------------------

Due to an oversight, the following individuals did not file on a timely basis Forms 4 or 5 reporting changes in beneficial ownership: James Hancock.

The aforementioned reports have been filed prior to the filing of this Form 10-KSB.

Schedule  of  non-compliance  with  section  16(a)  of  the  exchange  Act

                                                     Number  of
     Name                     Number  of             Transactions
                             Late  Reports           Not  Reported

James Hancock                     1                        0


                                      17

ITEM.  10  EXECUTIVE  COMPENSATION
          ----------------------

The following table sets forth the compensation of United Trading.Com's chief executive officer for the periods indicated.


               SUMMARY  COMPENSATION  TABLE

               -------Annual  Compensation-------               -----Long-term  Compensation-----

                                            Other                 Securities
                                           Annual     Restricted   Underlying               All Other
Name and                                   Compen-      Stock      Options/      LTIP       Compen-
Principal               Salary    Bonus    sation     Award(s)       SAR's      Payouts     sations
Position       Year       $         $         $           $            #           $           $
(a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (I)
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------
D. Wright
President/       1999         0        0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

N. Wright    Jul-99
President/   to Dec.
CEO           31,1999  $ 12,000        0          0            0            0          0            0
                 2000     2,000        0          0            0            0          0            0
             2001 thru
             July 23          0        0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Hancock
President/
CEO         July 24, 2001
                Thru
        Dec. 13, 2001   $1,000         0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Brewer
President, CEO
CFO        Dec 14, 2001
               Thru
         Dec 31, 2001   $5,000         0          0            0             0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------



                             Option/SAR  Grants  in  Last  Fiscal  Year
                                     Individual  Grants


                Number of Securities        % of Total Options/SARs          Exercise or
              Underlying Options/SARS       Granted to Employees in          Base Price    Expiration
Name               Granted (#)                   Fiscal Year
------------    ---------------------       -----------------------        -------------    ----------
James G. Brewer
   CEO, CFO
   and Director        500,000                     83%                          $0.10         12-15-06

James L.Hancock
   Director and
   Former President
   and CEO             100,000                     17%                          $0.10         12-15-06

Number of shares and exercise price reflect 1 for 8 reverse stock split effective December 21, 2001.



Mr. James Brewer entered into a three year consulting agreement with the company Effective October 1, 2001, which agreement was cancelled on December 14, 2001 and replaced by a three year employment agreement effective December 1, 2001 calling for salary of $10,000 per month through September, 30, 2002, $11,250 per month from October 1, 2002 through September 30, 2003, $12,500 per month, from October 1, 2003 through September 30, 2004, and $15,000 per month from October 1, 2004 through November 30, 2004. Through December 31, 2001, no cash payments have been made to Mr. Brewer on either the consulting agreement or the employment agreement. Mr. Brewer also received an option to purchase 500,000 shares of the Company's common restricted stock at an option price of $010 per share exercisable at any time prior to December 15, 2006.

-     COMPENSATION  OF  DIRECTORS
      -------------------------
Prior to December, 2001 there were no standard arrangements pursuant to which the Company's directors were to be compensated. In December, 2001 the Board of Directors approved a resolution under which non-employee Directors are to be paid $500 per month for their services. In addition, Directors are entitled to reimbursement in accordance with the Company's policies for traveling, entertainment and any other expenses reasonably incurred and related to the performance of a Director's duties and responsibilities on behalf of Corporation. Such fees are in lieu of any payments for attendance at Directors' meetings. Mr. Gary Tate was paid $500 per month from July 1999 through December, 2000 and in June 1999 was issued 5,000 restricted common shares of the Registrant valued at $250. Mr. Tate was also paid a total of $950 in 2000 for attendance at special meetings of the Board. Mr. Anderson was paid a total of $20,113 in 2000 for consulting services related to the Company's software development. There are no other arrangements pursuant to which any of the Company's directors was otherwise compensated during the last three fiscal years for any service provided as director.

-     TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL  AGREEMENT
      ---------------------------------------------------------
In the event of termination of Mr. Brewer's employment agreement, Regardless of the reasons or purpose of the termination of Brewer's retention as an Employee to the Corporation, the Corporation shall not and may not terminate Brewer's employment as President, CEO and CFO unless and until the Corporation has fully arranged for and commenced performance of the following i) Offer in writing by the Corporation, approved by the Board of Directors to purchase all shares of stock of the Corporation directly or beneficially owned by JAMES G. BREWER for cash at least thirty (30) days prior to the proposed termination date of Brewer' Employment Agreement at the then existing market price based on the average published closing trade price for the five (5) business days prior to the date of Notice. Brewer may elect in his absolute discretion to waive this provision, by notifying the Corporation in writing. ii)Payment, in cash, by the Corporation of all sums then due and owing, if any, as compensation, iii) Payment, in cash, by the Corporation of all sums then due and owing, if any, pursuant reimbursement of expenses. And iv) Payment, in cash, by the Corporation for buyout of remainder of the Employment Agreement at the rate of fifty percent (50%) of the regular Salary in effect.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
          --------------------------------------------------------------

This table describes the ownership at December 31, 2001 of the Company's outstanding common stock by: (i) each of the Company's Officers and Directors;
(ii)  each  person  who  is  known  by  the  Company  to own more than 5% of the
Company's outstanding common stock; and (iii) all of the Company's Officers and Directors as a group:


                                      18

TITLE OF         NAME AND ADDRESS OF          AMOUNT AND NATURE OF    PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
                                                     (Common Shares)
          Principle Shareholders
          ---------------------------------
Common    BFI Ltd.                            3,750,000 ( See Note1)     72.8%(1)
Stock     C/O Trustnet (Cook Islands) Ltd.
          Avarua, Rarotonga
          Cook Islands

          Officers Directors
          ---------------------------------
Common    James Hancock                                        - 0 -      - 0 -
Stock     19762 MacArthur Blvd., suite 300
          Irvine, CA 92612
          ---------------------------------
Common    James Brewer                                       1,875        0.036%
Stock     17612 Jordan Ave. #1A
          Irvine, CA 92612
                                                           ________     ________
          ---------------------------------

          All Officers and Directors
          as a group (3 persons)                              1,875       0.036%



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


Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          ----------------------------------------------

Software consulting services were provided to the Company by BFI Ltd. a holder of 72.8% of the Company's common stock. BFI was paid $300,000 in restricted securities during the year ended December 31, 2000, and nothing in prior years for such services. The Company has a license agreement with Recantoazul S.A. for the use of The Company's casino and sports book software. Recantoazul S.A. is a Costa Rican Corporation which Mr. Darren Wright, the son of Mr. Norman Wright (former President of United Trading.Com), is president. Recantoazul paid a total of $105,000 to the Company in 2000 and $31,000 in 2001 for the use of the Company's software. Recantoazul has since canceled all original agreements and Entered into a new license agreement in 2001 whereunder Recantoazul is responsible for all maintenance and update of the Company's software in exchange for a license fee based on Recantoazul's profits.


                                      19


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------

a)  Exhibits

Exhibit
Number                                                        Description  **
------                                                        --------------

     3.1* Articles of Incorporation, as restated for United Trading.Com

     3.2*                             By-Laws as restated for United Trading.Com

     4.1*                             Specimen  Stock  Certificate

     4.2 Rights, Preferences, Privileges and Restrictions Series "A" Convertible Preferred Stock

     10.1*                            Revenue  Sharing  Agreement with Malt Ltd.
                                      dated  June  6,  2000

     10.2*                            License  Agreement  with  Recantoazul S.A.
                                      for  use of Internet Casino Software dated
                                      11  July,  2000.

     10.3*                            License  Agreement  with  Recantoazul S.A.
                                      for use of Internet Sports book Software dated September 20, 2000.

     10.4* License Agreement with Malt Limited for use of Internet Casino Software dated July 25, 2000.

     10.5* License Agreement with Malt Limited for use of Internet Sports book Software dated September 20, 2000.

     10.6* 2nd License Agreement with Recantoazul S.A. for use of Internet Casino Software dated September 30, 2000.

     10.7* 2nd License Agreement with Recantoazul S.A. for use of Internet Sports book Software dated September 28, 2000.

     10.8* 2nd License Agreement with Malt Limited for use of Internet Casino Software dated August 14, 2000.

     10.9* 2nd License Agreement with Malt Limited for use of Internet Sports book Software dated September 20, 2000.

     10.10* Cancellation notice dated December 22, 2000 for 2nd License Agreement with Recantoazul S.A. for use of Internet Casino Software dated September 30, 2000.

     10.11* Cancellation notice dated December 22, 2000 for 2nd License Agreement with Recantoazul S.A. for use of Internet Sports book Software dated September 28, 2000.


                                      20


     10.12* Cancellation notice dated December 28, 2000 for 2nd License Agreement with
                                      Malt  Limited  for  use  of  Internet
                                      Casino  Software  dated  August  14, 2000.

     10.13* Cancellation notice dated December 28, 2000 for 2nd License Agreement with
                                      Malt  Limited  for  use  of  Internet
                                      Sports  book  Software dated September 20,
                                      2000.

     10.14*                           Stock  Option  Plan

     10.15* Recantoazul Software License Agreement Dated August 6, 2001,With Recantoazul, S.A., for use and maintenance of software

     10.16 Employment agreement with Mr. James Brewer, retaining him as President, CEO CFO dated December 14, 2001.

     10.17 Agreement and Plan of Merger, United Trading.Com, and Quick Draw ATM, Inc.

*  Exhibits  were  previously  filed.

** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.



(b)  REPORTS  ON  FORM  8-K

There have been no reports of Form 8-K made during the quarter ended December 31, 2001.


                                 SIGNATUARES


IN accordance with Section 13 or 15(d) of THE Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNITED  TRADING.COM
                        ---------------------------------------------------
                                  (Registrant)



                    By:      s/James Brewer,  President  and  Director
                        -------------------------------------------------


                    Date: March 29, 2001
                          ----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.




                    By:       s/James Hancock,  Director
                        ------------------------------------


                    Date: March 29, 2001
                          ----------------