Form 10QSB
period 2002-03-31
UNITED TRADING COM
filed 2002-05-14
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002, was 5,150,098

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2002, are attached hereto.


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                    March 31, 2002    Dec. 31, 2001
                                                      (Unaudited)
                                                      ------------    -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $        23         1,590
   Current portion of contacts receivable (Note 2) .            -             -
   Deposits. . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .           23         1,590
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets                                                 -             -
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .            -             -
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $        23         1,590
                                                      ============    ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .       98,086        55,499
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .       98,086        55,499

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                           98,086        55,499
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (50,000,000 shares
     authorized, 5,150,098,and 5,150,098 issued
     and outstanding). . . . . . . . . . . . . . . .        5,150         5,150
   Additional Paid-in Capital. . . . . . . . . . . .    1,167,829     1,167,829
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,271,043)   (1,226,889)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .      (98,063)      (53,909)
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $        23         1,590
                                                      ============    ==========


See accompanying notes to financial statements

                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                      Inception
                                                  Three months     Three Months    December 31, 1994
                                                     Ended            Ended              Thru
                                                  March 31, 2002   March 31, 2001    March 31, 2002
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .          44,154           65,694        1,135,169
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .               -           32,396          164,508
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .          44,154           98,090        2,589,701
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $      (44,154)  $      (98,090) $    (1,271,043)

   Income Taxes (Note 4). . . . . . . . . . . .               -           24,000                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $      (44,154)  $      (74,090)  $   (1,271,043)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.009)  $       (0.014)         ($0.734)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      5,150,098        5,150,098        1,732,378
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         UNITED TRADING.COM
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                   Three Months     three Months       Dec 31, 1994
                                                       Ended            Ended             Thru
                                                  March 31, 2002   March 31, 2001    March 31, 2002
                                                  ---------------  ---------------  ---------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $      (44,154)  $      (74,090)     ($1,271,043)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .               -           32,396          140,963
   Loss on disposal of office Furniture & Equip.               -           10,258           15,972
   Loss on write-off of software for license . .               -                -          538,492
   loss on cancellation of notes receivable. . .               -                -          406,067
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
      Offering Costs . . . . . . . . . . . . . .               -                -                -
   Increase (decrease) in Accounts Payable . . .          42,588            3,271           98,087
   Increase (decrease) in Income Taxes Payable .               -                -                -
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -           50,000)        (406,067)
   (Increase) decrease in Other Receivables. . .               -           (2,819)               -
   Increase (decrease) in Advance License Fees .               -          (20,362)               -
   (Increase) decrease in Deposits . . . . . . .               -           25,000                -
   Increase (decrease) in Deferred Taxes . . . .               -           24,000                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .          (1,566)            2,473        (477,529)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -                -          (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -          (27,399)        (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -          (27,399)        (699,126)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -            3,700            3,700
   Increase (decrease) in Common Stock . . . . .               -                -        1,172,979
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .               -            3,700        1,176,679
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (1,566)         (21,226)           1,590

Cash at Beginning of Period. . . . . . . . . . .           1,590           21,975                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $           23   $          749   $           23
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of United Trading.Com (A Development Stage Company) at March 31, 2002, and the consolidated statements of operations for the three month period ended March 31, 2002 and 2001 and the cumulative period during the development stage through March 31, 2002 and the statement of cash flows for three month period ended March 31, 2002 and 2001 and the cumulative period during the development stage through March 31, 2002, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


NOTE  2  -  Contracts Receivable

The Company had 2 contacts each outstanding for the licensed use of its casino and sports book software at March 31, 2001. These contracts were cancelled effective June 30, 2001 and replaced by a License Agreement calling for 7 1/2 percent of the net revenues from the Licensee's use of the Software for its own account or from any sub-license of the Software. The Company recorded a loss of $406,067 from the write-off of the contracts in the quarter ended June 30, 2000. As of March 31, 2002, no revenues have been received from the 7 1/2 % net revenues license agreement. While the holder of the 7 1/2% net revenues license agreement has reported an increase in receipts from player activity on its Internet site, there have been no net revenues to date, and there can be no assurance that there will ever be any such net revenues.

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

The Company recorded $40,000 in deferred income taxes in the year ended December 31, 2000 based on income reported in 2000. Due to losses in the first quarter of 2001, $24,000 of the deferred taxes were reversed in the quarter ended March 31, 2001.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company recorded no revenues for the quarters ended March 31, 2002, or 2001 .


In February 2002, the Company announced an agreement to acquire Quick Draw, Inc., a Nevada corporation, owner of ATM machines located throughout the United States, subject to completion of due diligence by United Trading. As of March 31, 2002, United Trading was working closely with Quick Draw to complete funding for the first phase of Quick Draw's expansion. In accordance with the acquisition agreement, this funding was to be completed prior to the finalization of the acquisition of Quick Draw by United Trading. Quick Draw is still in the process of acquiring such financing and is unable to provide an explicit date for completion. United Trading continues to be committed to completing the acquisition of Quick Draw and has authorized an extension of the agreement to enable Quick Draw to complete the required financing.


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

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  NONE

     b)  NONE

     c) There were no sales of securities made by the Company during the three month period ended March 31, 2002.

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

                              UNITED  TRADING.COM


Date:  April 14,  2002       By:  /James G. Brewer
                                ---------------------------
                                James G. Brewer, President, CEO, CFO and
                                Chief Accounting Officer