Form 10QSB
period 2002-06-30
UNITED TRADING COM
filed 2002-08-14
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: June 30, 2002

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


                              1820 Bison, B-9-529
                           Newport Beach, California
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (949)  451-4518
                                 ---------------
                           (Issuer's Telephone Number)

Former Address:
                          19762 MacArthur Blvd., # 300
                            Irvine, California, 92612
               --------------------------------------------------
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [  ].
    ---     ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002, was 5,300,098

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three and six month periods ended June 30, 2002, are attached hereto.


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                    June 30, 2002    Dec. 31, 2001
                                                     (Unaudited)
                                                      ------------    -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $         -         1,590
   Current portion of contacts receivable (Note 2) .            -             -
   Deposits. . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .            -         1,590
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets                                                 -             -
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .            -             -
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $         -         1,590
                                                      ============    ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .      103,798        55,499
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .      103,798        55,499

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                          103,798        55,499
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (50,000,000 shares
     authorized, 5,150,098,and 5,300,098 issued
     and outstanding). . . . . . . . . . . . . . . .        5,600         5,150
   Additional Paid-in Capital. . . . . . . . . . . .    1,194,679     1,167,829
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,303,777)   (1,226,889)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .     (103,798)      (53,909)
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $         -         1,590
                                                      ============    ==========


See accompanying notes to financial statements

                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                  Three months     Three Months
                                                     Ended            Ended
                                                 June 30, 2002    June 30, 2001
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -
   Sales. . . . . . . . . . . . . . . . . . . .               -                -
   Interest Income. . . . . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -

EXPENSES

   General and Administrative . . . . . . . . .          32,735            5,091
   Allowance for Uncollectable Debt . . . . . .               -                -
   Loss from write-down of software . . . . . .               -          538,492
   Loss from write-down of notes receivable . .               -          406,067
   Depreciation and Amortization. . . . . . . .               -           32,396
   Loss from activities of NetBet . . . . . . .               -                -
                                                 ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .          32,735          966,046
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $      (32,735)  $     (982,046)

   Income Taxes (Note 4). . . . . . . . . . . .               -           16,000
                                                 ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $      (32,735)  $     (966,046)  )
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.006)  $       (0.188)
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      5,377,571        5,150,368
                                                 ===============  ===============


See accompanying notes to financial statements



                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                      Inception
                                                   Six months       Six Months     December 31, 1994
                                                     Ended            Ended              Thru
                                                 June 30, 2002    June 30, 2001      June 30, 2002
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .          76,889           70,785        1,184,404
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -          538,492          538,492
   Loss from write-down of notes receivable . .               -          406 067          406,067
   Depreciation and Amortization. . . . . . . .               -           64,792          164,508
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .          76,889        1,080,136        2,638,936
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $      (76,889)  $   (1,080,136) $    (1,320,278)

   Income Taxes (Note 4). . . . . . . . . . . .               -           40,000                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $      (76,889)  $   (1,040,136)  $   (1,320,278)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.015)  $       (0.202)         ($0.714)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      5,264,463        5,150,368        1,884,355
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         UNITED TRADING.COM
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                    Six Months       Six Months       Dec 31, 1994
                                                       Ended            Ended             Thru
                                                   June 30, 2002    June 30, 2001     June 30, 2002
                                                  ---------------  ---------------  ---------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $      (76,889)  $   (1,040,136)  $   (1,285,778)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .               -           64,792          140,963
   Loss on disposal of office Furniture & Equip.               -           10,258           15,972
   Loss on write-off of software for license . .               -          538,492          538,492
   loss on cancellation of notes receivable. . .               -          406 067          406,067
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
      Offering Costs . . . . . . . . . . . . . .               -                -                -
   Increase (decrease) in Accounts Payable . . .          48,299                -          103,798
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -          133,933         (406,067)
   Increase (decrease) in Advance License Fees .               -          (91,300)               -
   (Increase) decrease in Deposits . . . . . . .               -           25,000                -
   Increase (decrease) in Deferred Taxes . . . .               -          (40,000)               -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .         (28,590)            7,106        (486,553)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -                -          (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -          (27,399)        (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -          (27,399)        (699,126)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -            3,700            3,700
   Increase (decrease) in Common Stock . . . . .          27,000                -        1,181,979
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .          27,000            3,700        1,185,679
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (1,590)         (16,594)               -

Cash at Beginning of Period. . . . . . . . . . .           1,590           21,975                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $            -   $        5,381   $            -
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of United Trading.Com (A Development Stage Company) at June 30, 2002, and the consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the cumulative period during the development stage through June 30, 2002 and the statement of cash flows for three and six month periods ended June 30, 2002 and 2001 and the cumulative period during the development stage through June 30, 2002, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


NOTE  2  -  Contracts Receivable

In the quarter ended June 30, 2001, the company cancelled two contacts each for the licensed use of its casino and sports book software. These contracts were replaced by a License Agreement calling for 7 1/2 percent of the net revenues from the Licensee's use of the Software for its own account or from any sub-license of the Software. The Company recorded a loss of $406,067 from the write-off of the contracts in the quarter ended June 30, 2001. As of June 30, 2002, no revenues have been received from the 7 1/2 % net revenues license agreement. While the holder of the 7 1/2% net revenues license agreement has reported an increase in receipts from player activity on its Internet site, there have been no net revenues to date, and there can be no assurance that there will ever be any such net revenues.

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

The Company recorded $40,000 in deferred income taxes in the year ended December 31, 2000 based on income reported in 2000. Due to losses in the six month period ended June 30, 2001, $40,000 of the deferred taxes were reversed in the six month period ended March 31, 2001.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company recorded no revenues for the three or six month periods ended June 30, 2002, or 2001 .


In February 2002, the Company announced an agreement to acquire Quick Draw, Inc., a Nevada corporation, owner of ATM machines located throughout the United States, subject to completion of due diligence by United Trading. As of June 30, 2002, United Trading was working closely with Quick Draw to complete funding for the first phase of Quick Draw's expansion. In accordance with the acquisition agreement, this funding was to be completed prior to the finalization of the acquisition of Quick Draw by United Trading. As of June 30, 2002, Quick Draw is still in the process of acquiring such financing and is unable to provide an explicit date for completion. United Trading continues to be committed to completing the acquisition of Quick Draw and has authorized an extension of the agreement to enable Quick Draw to complete the required financing. While the Company has received assurances from investor groups that financing will be available in the near future, there can be no assurance that such financing will in fact be received by Quick Draw, and if such financing is not received, the acquisition will not be completed. The Company has however continued to research other alternative acquisition/merger candidates and will aggressively pursue such alternatives in the event the Quick Draw acquisition is not completed, or to complement the Quick Draw acquisition if completed.


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

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  NONE

     b)  NONE

     c) The following is a summary of the information required for all the sales of unregistered securities by Registrant for the reporting period January 1, through June 30, 2002.


During the period January 1, to March 31, 2002, there were no sales of the Company's securities.

During the quarter ended June 30, 2002 450,000 shares of common stock of the Company were issued at a price of $0.06 per share. All such shares were issued without registration pursuant to the exemption from registration under Section 4(2)-33 of the Securities Act of 1933. The shares were issued to Ellshay, LLC (150,000) as compensation for investor relation services, and to BFI Limited
(300,000) to replace shares transferred to Ellshay from BFI in partial satisfaction of the Company's obligations. The shares issued by the Company to Ellshay and BFI contain certain restrictive legends as to future sales of the stock.

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

                              UNITED  TRADING.COM


Date:  August 14,  2002       By:  /James G. Brewer
                                ---------------------------
                                James G. Brewer, President, CEO, CFO and
                                Chief Accounting Officer