Form 10QSB/A
period 2002-09-09
UNITED TRADING COM
filed 2002-11-13
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 1, 2002, was 7,225,000

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three and nine month periods ended September 30, 2002, are attached hereto.


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                     Sept 30, 2002    Dec. 31, 2001
                                                     (Unaudited)
                                                      ------------    -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $         -         1,590
   Current portion of contacts receivable (Note 2) .            -             -
   Deposits. . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .            -         1,590
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets                                                 -             -
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .            -             -
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $         -         1,590
                                                      ============    ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .      111,926        55,499
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .      111,926        55,499

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                          111,926        55,499
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (50,000,000 shares
     authorized, 6,500,000,and 5,150,098 issued
     and outstanding). . . . . . . . . . . . . . . .        6,500         5,150
   Additional Paid-in Capital. . . . . . . . . . . .    1,215,977     1,167,829
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,334,403)   (1,226,889)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .     (111,926)      (53,909)
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $         -         1,590
                                                      ============    ==========


See accompanying notes to financial statements

                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                  Three months     Three Months
                                                     Ended            Ended
                                              September 30, 2002  September 30, 2001
                                                 ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -
   Sales. . . . . . . . . . . . . . . . . . . .               -                -
   Interest Income. . . . . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -

EXPENSES

   General and Administrative . . . . . . . . .          30,625              652
                                                 ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .          30,625              652
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $      (30,625)  $         (652)

   Income Taxes (Note 4). . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $      (30,625)  $         (652)
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.005)  $       (0.000)
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      5,913,107        5,150,368
                                                 ===============  ===============


See accompanying notes to financial statements



                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                      Inception
                                                  Nine months      Nine Months     December 31, 1994
                                                     Ended            Ended              Thru
                                                 Sept 30, 2002    Sept 30, 2001      Sept 30, 2002
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .         107,514           71,437        1,198,529
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -          538,492          538,492
   Loss from write-down of notes receivable . .               -          406 067          406,067
   Depreciation and Amortization. . . . . . . .               -           64,792          164,508
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .          107,514       1,080,788        2,653,061
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $      (107,514) $   (1,080,788) $    (1,334,403)

   Income Taxes (Note 4). . . . . . . . . . . .               -           40,000                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $      (107,514) $   (1,040,788)  $   (1,334,403)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .         ($0.020)  $       (0.202)         ($0.662)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      5,483,054        5,150,368        2,016,776
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         UNITED TRADING.COM
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                   Nine Months       Nine Months       Dec 31, 1994
                                                       Ended            Ended             Thru
                                                   Sept 30, 2002    Sept30, 2001     Sept 30, 2002
                                                  ---------------  ---------------  ---------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (107,514)  $   (1,040,788)  $   (1,334,403)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .               -           64,791          140,963
   Loss on disposal of office Furniture & Equip.               -           10,258           15,972
   Loss on write-off of software for license . .               -          538,492          538,492
   loss on cancellation of notes receivable. . .               -          406 067          406,067
   Changes in operating assets and liabilities:
   Decrease (increase) in Deferred
      Offering Costs . . . . . . . . . . . . . .               -                -                -
   Increase (decrease) in Accounts Payable . . .          56,427                -          111,926
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -          133,933         (406,067)
   Increase (decrease) in Advance License Fees .               -          (91,300)               -
   (Increase) decrease in Deposits . . . . . . .               -           25,000                -
   Increase (decrease) in Deferred Taxes . . . .               -          (40,000)               -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .         (51,087)           6,453         (527,050)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -                -          (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -          (27,400)        (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -          (27,400)        (699,126)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -            3,700            3,700
   Increase (decrease) in Common Stock . . . . .          49,497                -        1,222,476
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .          49,497            3,700        1,226,176
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (1,590)         (17,247)               -

Cash at Beginning of Period. . . . . . . . . . .           1,590           21,975                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $            -   $        4,728   $            -
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of United Trading.Com (A Development Stage Company) at September 30, 2002, and the consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the cumulative period during the development stage through September 30, 2002 and the statement of cash flows for three and nine month periods ended September 30, 2002 and 2001 and the cumulative period during the development stage through September 30, 2002, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


NOTE  2  -  Contracts Receivable

In 2001, the company cancelled two contacts each for the licensed use of its casino and sports book software. These contracts were replaced by a License Agreement calling for 7 1/2 percent of the net revenues from the Licensee's use of the Software for its own account or from any sub-license of the Software. As of June 30, 2002, no revenues have been received from the 7 1/2 % net revenues license agreement. While the holder of the 7 1/2% net revenues license agreement has reported contracts for license use of the software, and an increase in receipts from player activity on its Internet site, there have been no net revenues to date, and there can be no assurance that there will ever be any such net revenues.

NOTE  3  -  Software for Licensing

The Company capitalized costs of developing its Software for Licensing as costs were incurred, and began amortizing such costs in the final quarter of 2000. Amortization was also taken in 2001. The unamortized balance of expenditures for the development of the Software for Licensing was written off to expense in 2001 due to the Company's inability to determine the future worth of the 7 1/2 % net revenue license agreement for use of the Software.


Note  4  -  Income Taxes

The Company recorded $40,000 in deferred income taxes in the year ended December 31, 2000 based on income reported in 2000. Due to losses in the first half of 2001, $40,000 of the deferred taxes were reversed in 2001.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company recorded no revenues for the three or nine month periods ended September 30, 2002, or 2001 .


In February 2002, the Company announced an agreement to acquire Quick Draw, Inc., a Nevada corporation, owner of ATM machines located throughout the United States, subject to completion of due diligence by United Trading, and to Quick Draw executing a loan commitment for $1 million. As of September 30, 2002, Quick Draw has still not been able to obtain a loan commitment as required. United Trading has worked closely with Quick Draw to obtain such commitment but has also been unable to develop alternatives for Quick Draw. The funding is believed necessary by the Company to allow completion of the first phase of Quick Draw's expansion. In accordance with the acquisition agreement, this funding is to be completed prior to the finalization of the acquisition of Quick Draw by United Trading. As of September 30, 2002, ADM Management and Technology, Inc., parent of Quick Draw continues to operate, and has informed the Company that it will continue to seek the required funding, or to evaluate alternatives to accomplish the merger with United Trading.Com. There can be no assurance that required financing for Quick Draw will be received by Quick Draw or that the acquisition will ever be completed. The Company has however continued to research other alternative acquisition/merger candidates and will aggressively pursue such alternatives in the event the Quick Draw acquisition is not completed, or to complement the Quick Draw acquisition if completed.

In August, 2002, the Company announced plans to merge with UC HUB, a privately held California Corporation located in Pasadena, California. However, in November, the Company announced that the merger plans had been terminated and that the Company will instead, pursue plans to offer a suite of comprehensive electronic products to the retail, restaurant and hospitality industries. The lead innovative electronic transaction product is a unique Cash Advance program that will fund short-term capital requirements of its credit card processing clients. The company plans to also market stored value debit cards that will include but not be limited to, gift cards, payroll cards and merchant credit card processing. The Company has arranged strategic relationships with some of the nation's leading electronic processing platforms. The Company plans to market these items under a new corporate name, Global Links Corp.


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

During the quarter ended September 30, 2002 899,902 shares of common stock of the Company were issued at a price of $0.025 per share. All such shares were issued without registration pursuant to the exemption from registration under
Section  4(2)-33  of the Securities Act of 1933. The shares were issued to James
L. Hancock, a director of the Company (350,000) as compensation for services, and James G. Brewer, President and Director (549,902) as compensation. The shares issued by the Company to Mr. Hancock and Mr. Brewer contain certain restrictive legends as to future sales of the stock.



     d)   None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  none

ITEM  5.   OTHER  INFORMATION  -  NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits  None

     (b) Reports on Form 8-K: One report on Form 8-K dated August 15, 2002, was filed during the quarter ended September 30, 2002, reporting an event under Item 5, a letter of intent to merge with UC HUB. No financial statements were filed as part of the filing.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED  TRADING.COM


Date:  September 14,  2002      By:  /James G. Brewer
                                ---------------------------
                                James G. Brewer, President, CEO, CFO and
                                Chief Accounting Officer


                              By:
                                 -----------------------------
                                James L. Hancock, Chairman