Form 10KSB
period 2002-12-31
GLOBAL LINKS CORP
filed 2003-03-20
CIK 949728

Securities  and  Exchange  Commission

                               Washington  DC  20549

                                   Form  10-KSB

GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934:  For  the  fiscal  year  ended  December  31,  2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from__________ to____________

Commission  file  number  0-29987
                        -------------

                         Global Links Corp.
                  ------------------------------------
                 (Name  of  Small  Business  Issuer  in  its  charter)


            Nevada                                 88-0106514
            ------                                 ----------
      (State  or  other  jurisdiction  of           (I.R.S.  Employer
       incorporation  or  organization)           Identification  No.)

               1280 Bison, Suite B9-529, Newport Beach, CA  92660
               -------------------------------------------------
                    (Address  of  principal  executive  offices)

                                 (949)  451-4518
                                 --------------
                            Issuer's  telephone  number

        Securities  registered  under  Section  12(b)  of  the  Act:  NONE

        Securities  registered  under  Section  12(g)  of  the  Act:

          $0.001  Par  Value Voting Common Shares             OTC Bulletin Board
          ---------------------------------------             ------------------
                  (Title  of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuers  revenues  for  the  year  ended  December  31,  2002.  NONE



The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 17, 2003 was $35,750

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 17, 2003, was 17,875,000 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___;  No_X_


                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

        Organization  and  General  History
Global Links Corp. (hereinafter referred to as "Global Links" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. In August, 2000, the Company's name was again changed to United Trading.Com, and in December 2001, the shareholders approved a name change to Global Links Corp. The Company had 2 contracts each outstanding for the licensed use of its casino and sports book software at March 31, 2001. These contracts were cancelled effective June 30, 2001 and replaced by a License Agreement calling for 7 1/2 percent of the net revenues from the Licensee's use of the Software for its own account or from any sub-license of the Software While the holder of the 7 1/2% net revenues license agreement has reported an increase in receipts from player activity on its Internet site, there have been no net revenues to date, and there can be no assurance that there will ever be any such net revenues. In 2002, the Company's management determined that their objective of acquiring an operating business, or merging with an operating business was meeting with no success and therefore decided to pursue the business of marketing electronic transactions by offering a suite of comprehensive electronic products.



-     BUSINESS  OF  ISSUER
      --------------------
In February 2002, the Company announced an agreement to acquire Quick Draw, Inc., a Nevada corporation, owner of ATM machines located throughout the United States, subject to completion of due diligence by United Trading, and to Quick Draw executing a loan commitment for $1 million. As of September 30, 2002, Quick Draw had still not been able to obtain a loan commitment as required. United Trading decided in the fourth quarter of 2002 to pursue other sources of revenue and to place the acquisition of Quick Draw on hold until such time as Quick Draw was able to secure the required loan commitment for $1 million. In this regard, the Company announced in August, 2002, plans to merge with UC HUB, a privately held California Corporation located in Pasadena, California. However, in November, the Company announced that the merger plans had been terminated and that the Company would instead, pursue plans to offer a suite of comprehensive electronic products to the retail, restaurant and hospitality industries. The lead innovative electronic transaction product is a unique Cash Advance program that will fund short-term capital requirements of its credit card processing clients. The company plans to also market stored value debit cards that will include but not be limited to, gift cards, payroll cards and merchant credit card processing. The Company has arranged strategic relationships with some of the nation's leading electronic processing platforms. The Company plans to market these items nation wide under its new corporate name, Global Links Corp. The Company will utilize various Independent Sales Organizations (ISO's) to market these products and announced in February, 2003, the contracts with Electronic Exchange Systems, ("EXS") which company employs 27 in-house sales people, and approximately 350 sales representatives in different associations. The Company has announced Strategic marketing agreements with other companies to offer and market various products. The various agreements/products are as follows: Cybertel Holdings, Inc. (CHI) has an exclusive licensing agreement with Affinity Card Partners, Inc. developers and owners of a credit card rebate program using the brand name The Giving Card(. CHI has granted GLC an exclusive 24-month marketing agreement to distribute and market The Giving Card (. The Giving Card( is a fundraising program using a standard VISA Credit Card linking marketing partner rebates with charitable giving and a tax deduction to the cardholder. CHI is a subsidiary of a public entity Cybertel Communications Corporation.

Electronic  Exchange  Systems  (EXS)  a  chief  supplier of merchant transaction processing services to the American Buying Corporation, a company providing products and services to trade associations. American Buying (AB) is an acknowledged leader in marketing affinity programs. Approximately 90 associations, chamber of commerce and professional societies offer their retirement and estate-planning program as a member benefit. With approximately 500,000 companies employing around 17,000,000 people in the membership of their organizations, AB's buying power is considerable, and their leverage continues to increase. Based on years of experience working with these organizations they have expanded their product scope, now called the Essential Services and Products (ESP) program. Some of the important programs of ESP include: health insurance, credit card processing, long-distance telephone (business and residential), retirement and estate-planning, long-term care, and private wealth management.

EXS presently has agreements to provide the members of American Chamber of Commerce Executive Association (ACCE) and International Association of Visitors and Convention Bureau (IAVCB) with payroll debit cards. It is anticipated that 800,000 members will purchase payroll debit cards over the next 4 years. Each member represents 10-20 employees on average. In addition, EXS has a preliminary agreement to provide electronic membership cards to the American Farm Bureau with a total population of five million members. The AFA expects 30 states to adopt a payroll debit card program. EXS has executed an agreement with Global to provide theses electronic membership cards beginning in March 2003. Furthermore, EXS is negotiating with the American Trucking Association to provide a discounted fuel card and payroll debit program that encompasses 3,500 member companies.

EXS is currently in the agreement phase with the following members:

     National Association of Home Builders - 250,000 members
     National Restaurant Association - 200,000 locations
     National Business Aviation - 10,000 members
     Cattlemen's Beef Association - 50,000 members
     Associated General Contractors of America - 150,000 members


North American Payment Systems, Inc. d.b.a. POS Payment Systems (POS), New York, NY, offers integrated and comprehensive electronic transaction solutions such as: credit card processing, electronic gift cards, instant funding to merchants, private label and co-branded credit cards. The lead product GLC is offering ISOs to their merchants will be the POSPayMe that provides them with cash advances on future credit card sales. In addition, POS is a key vendor of specialty debit, credit and stored value cards and a GLC marketing partner of The Giving Card(TM).

Valutec Card Solutions, Franklin, TN, is one of the leading financial service providers offering gift and loyalty cards to the retail, restaurant and hospitality industries. Valutec provides its clients with state of the art data processing, reporting, card and merchandising design and production. Valutec resells through ISOs with several hundred sales representatives.

PacificWebWorks (PWW), Salt Lake City, UT, develops business software technologies and solutions for small and medium size businesses that want to use the Internet as a business strategy. PWW has tools for creating, managing and maintaining web sites, storefront hosting, shopping carts and Internet payment systems ("Intellipay"). PWW is a publicly held company (OTC:BB PWEB) and currently has over 12,000 customers. PWW is the website host for GLC and the company will begin marketing PWW website services to the franchise industry in the second quarter 2003.

Global Cash, Inc. is a wholly owned subsidiary of Paystar Corp., a publicly traded company (OTC:BB PYST) in Lodi, CA, that developed a Prepaid ATM and Credit Card program called GLOBALCash. GLOBALCash is a program that enables any person regardless of credit history, banking status or age, the ability to purchase an ATM Card or MasterCard for use anywhere in the world. More specifically, GLC is utilizing the Global Cash alliance to decrease the costs of offering a variety of debit cards such as payroll debit cards to its customers.

U.S. Merchant Systems (USMS) is a merchant service provider for VISA and MasterCard, American Express, Discover and Diners Club. USMS performs credit card and ATM/Debit card processing, electronic check processing, check guarantee, POS equipment and online payment processing for over 14,000 merchants. USMS has established relationships with over 150 sales agents throughout the country. USMS recently began offering the POSPayMe instant funding product to its merchant base. POS is providing this product to USMS through Global Links.

The Company anticipates cash requirements to be minimal during the start-up period for this new business and anticipates that any required capital needs will be met from short term loans from its officers or other parties.

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

The Company currently has two full time employees. The Company expects a requirement for 5 additional individuals in the first half of 2003 for marketing and accounting control.


Item  2  DESCRIPTION  OF  PROPERTY.
        -----------------------

The Company currently leases office space in Palm Desert, California for its principal operating activities. The lease is on a month to month agreement.

The Company has no official policy with respect to any investments in real estate and does not have, or currently plan to have, any investments in any such properties.


Item  3  LEGAL  PROCEEDINGS.
        -----------------

The  Company  is  not  a  party  to  any  pending  legal  proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On November 1, 2002, a majority of the shareholders of the Company (66.3%)acted by written consent to approve resolutions to:

A) Change the name of the Company from UNITED TRADING.COM to GLOBAL LINKS CORP.; and
B) Revise Article IV of the Corporation's Articles to increase the number of authorized shares to 550,000,000 shares, consisting of 500,000,000 shares of Common stock (par value $0.001) and 50,000,000 shares of Preferred stock, (par value $0.001) from 55,000,000, consisting of 50,000,000 shares of common stock (par value $0.001) and 5,000,000 shares of preferred stock, (par value $0.001) and authorizing the Board of Directors , without any further approval of the shareholders, i) to establish the relative rights, preferences and limitations of any class of common or preferred stock and ii) to increase or decrease the number of issued and outstanding shares of a class or series held by each stockholder of record at the effective date and time of the change without correspondingly increasing or decreasing the number of authorized shares of the same class or series.

The above changes were reported on Schedule 14C definitive on December 11, 2003, and became effective upon filing with the Nevada Secretary of State on February 4, 2003.


                                     PART  II

ITEM 5.  MARKET  PRICE  AND  DIVIDENDS  ON  UNITED'S  COMMON  EQUITY  AND  OTHER
         -----------------------------------------------------------------------
STOCKHOLDER  MATTERS.
-------------------

From October 10, 2000, following the forward split of the Company's stock, through December 20,2001 the stock was traded under the symbol "UTDT." After December 20, 2001 following a one for eight reverse stock split, the stock traded under the symbol "UDTC" and continued to be traded under this symbol with quotations published on the OTC Bulletin Board until February 28, 2003, following the Company's name change to . Global Links Corp., when the symbol was changed to GLNK. The high and low sales prices for each quarter for the years ended December 31, 2000 and 2001 adjusted for all forward and reverse splits were as follows:

          Quarter  Ended                 Low                    High  *
          --------------            ---------------        ----------------

          March  31,  2001               $0.1280             $0.7200
          June  30,  2001                 0.0720              0.6800
          September  30,  2001            0.1040              0.6320
          December  31,  2001             0.0400              0.1200

          March  31,  2002                0.0400              0.3000
          June  30,  2002                 0.0300              0.2000
          September  30,  2002            0.0250              0.2000
          December  31,  2002             0.0080              0.1050


*  Prices adjusted for 1/8 reverse stock split effective
December 21, 2002.

Quotations for United's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.




-     HOLDERS
      -------
The number of holders of the Company's common stock as of Dec. 31, 2002 was approximately 720
These numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

-     DIVIDENDS
      ---------

(1) No cash dividends have been declared on any stock of the Registrant in the last two fiscal years.

(2) The Registrant does not plan to pay dividends on common equity in the foreseeable future.



                Equity Compensation Plan Information

                                                                 Number of
                                                                 Securities
                                                                  Remaining
                    Number of                               available for future
                   Securities to be                            issuance under
                    Issued upon          Weighted-average          equity
                    Exercise of         exercise price of        compensation
                    Outstanding            outstanding         plans (excluding
                Options, warrants       options, warrants   securities reflected
                    And rights             and rights            in column (a))
Plan category           (a)                   (b)                     (c)
-------------   ------------------    -------------------   --------------------
Equity
Compensation plans
approved by
security holders

-------------   ------------------    -------------------   --------------------
Equity
Compensation plans
not approved by        9,454,167                 $0.013           21,975,000
security holders (see
Notes below)

-------------   ------------------    -------------------   --------------------
Total
-------------   ------------------    -------------------   --------------------

Notes:
     (1) Global Links 2000 Stock Option Plan authorized 3,000,000 shares for issuance to Employees, Directors and/or consultants. Options to purchase 600,000 of these shares have been awarded to directors of the Company at a price of $0.10 per share.
     (2) In September, 2002, an Employee Stock Incentive Plan For The Year 2002 was approved and the issuance of 1,000,000 common shares was authorized. At December 31, 2002, all 1,000,000 shares remained available for future issuance at December 31, 2002.
     (3) An Employment Agreement executed in December, 2001, between the Company and Mr. James Brewer authorize Mr. Brewer to receive stock in payment of salary for salary amounts in excess of $6,000 per month. Currently, $63,750 of Mr. Brewer's accrued unpaid salary may be received in restricted common stock at a price equal to 60% of the closing price on the day Mr. Brewer elects to take such salary in the form of stock. Based on the Closing price of the Company's common stock on December, 31, 2002, of $0.012 per share, an exercise price of $0.0072 is included in the table above.
     (4) In September, 2002, a Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002 was approved and the issuance of 4,000,000 common shares was authorized. 75,000 shares remain available for future issuance at December 31, 2002.
     (5) In December, 2002, a Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002, #3 was approved and the issuance of 20,000,000 common shares was authorized. 19,500,000 shares remain available for future issuance at December 31, 2002.
     (6) In December 2001, the Board of Directors authorized Series A preferred stock consisting 5,000,000 shares, and authorized the purchase of such shares by 4 individuals at a price of $0.001 per share. The options to purchase these preferred shares, convertible into common shares on the basis of 1 for 1, remain outstanding.


     RECENT  SALES  OF  UNREGISTERED  SECURITIES
     ---------------------------------------
The Table below summarizes the information required for all the sales of unregistered securities by Registrant for the past 3 years.


Date      Shares*         Base Rules Relied        Shareholder    Consideration other
          of common       upon for Exemption         Name or           Than Cash
          stock           from Registration**         Class
        ---------------  --------------------     --------------  -------------------
                         --------------------     --------------  --------------------
                         Regulation S &           BFI Ltd.        $ 100,000 Consulting
Feb-00        3,750,000  Section 4(2) of the                      Services and
                         Act.                                     $ 200,000 Promissory
                                                                  Note
                         --------------------     --------------  --------------------
                         a) Reg D Section 504     Sales made in   Cash $150,000 gross
Mar-00          750,000  b)Nevada Revised         Nevada U.S.A.   Proceeds.
                         Statutes 90.490          to four         Net Proceeds
                         c)Section 4.2 of the     unaccredited    $            147,000
                         Act.                     investors
                         --------------------     --------------  --------------------
                         Section 4(2) of the      Company         Consulting Services
Oct-00           18,750  Act.                     Consultants       Valued at $51,500

                         --------------------     --------------  --------------------
                         Section 4(2) of the      Company         Consulting Services
Dec-00          257,500  Act.                     Consultants     Valued at $103,000

                         --------------------     --------------  --------------------
                         Section 4(2) of the      Ellshay, LLC    Consulting Services
May-02          150,000  Act.                     a Calif. corp   Valued at $9,000

                         --------------------     --------------  --------------------
                         Regulation S &           BFI Ltd.        Consulting Services
May-02          300,000  Section 4(2) of the      a Cook Is.      Valued at $18,000
                         Act.                     Corp
                         --------------------     --------------  --------------------
                         Section 4(2) of the      Corp.           Stock in lieu of
Jul-02          899,902  Act.                     Directors.      Compensation
                                                                  Valued at $22,500
                         --------------------     --------------  --------------------
                         Section 4(2) of the      Ellshay, LLC    Consulting Services
Nov-02          200,000  Act.                     a Calif. LLC    Valued at $3,600

                         --------------------     --------------  --------------------
                         Section 4(2) of the      Mark Ehrlich    Consulting Services
Dec-02        1,000,000  Act.                     an Individual   valued at $30,000
                                                  Mktg Consultant
                         --------------------     --------------  --------------------

* Prices adjusted for a 3/1 forward stock split effective October 10, 2000, and a 1/8 reverse stock split effective December 21, 2001.

**  As well as any other available exemptions from registration.




Item 6 -PLAN  OF  OPERATION
        -------------------

The Company initially in 2001, planned to enter the Electronic Transaction business beginning with the ownership and operation of ATM machines. This was to be accomplished through the acquisition of Quick Draw, Inc. a Nevada corporation which owned and operated ATM machines throughout the United States. The acquisition agreement was contingent upon Quick Draw securing a loan for $1 million. While awaiting Quick Draw to consummate its loan commitment, Global Links Management determined to expand its stated goals to include the marketing and processing of electronic transactions through various stored value cards such as payroll cards, loyalty cards, gift cards and debit cards. In this regard the Company has established various Strategic marketing agreements and joint venture agreements to market electronic transaction products and other strategic alliance agreements for the processing and control of electronic transactions.


     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     ---------------------------------------------------------------------------
OPERATIONS.
----------

During the fiscal year ended December 31, 2000, United announced the sale of six licenses each for its casino and sports book software. However due to the deterioration of the Internet market, two of the licenses for each software were never fully consummated and two sales of each software were canceled by the purchasers due to their inability to bring the planned Internet sites on line. In the fiscal year ended December 31, 2001, there were no sales of software made, and all prior sales contracts were canceled. The Company ceased sales of software and entered into a one time exclusive license agreement with Recantoazul, the primary purchaser of the Company's software in 2000, where by the Company would receive a license fee based solely on the profits of Recantoazul from its sublicense and franchising of On-line gaming sites. During the year ended, December 31, 2002, the Company ;had no revenues.

ITEM  7.  FINANCIAL  STATEMENTS.

                       GLOBAL LINKS CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2002

                                      WITH

                                    REPORT OF
                           CERTIFIED PUBLIC ACCOUNTANT












                                  GLOBAL LINKS CORP.
                          (A  Development  Stage  Company)
                   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                       Page
                                                                       ----

Independent  Auditor's  Report                                          F-3

Consolidated  Balance  Sheet  as  of  December  31,  2002               F-4

Consolidated  Statements  of  Operations  for  the  years
ended  December  31,  2001  and  2002  and  the  cumulative  period during  the  development  stage  from  Inception, December 31, 1994
through  December  31,  2002                                            F-5

Consolidated  Statement  of  Changes  in  Shareholders'
Equity  (Deficiency),  for  the  years  ended
December  31,  2001  and  2002, and from  Inception,
December 31, 1994  Through December  31,  2002                          F-6


Consolidated  Statements  of  Cash  Flows  for  the
years  ended  December  31,  2001  and  2002  and  the  cumulative period  during  the  development  stage  from
Inception, December 31, 1994  through  December  31,  2002               F-7

Notes  to  Consolidated  Financial  Statements                  F-8  -  F-10






                                      F-2

                              WILLIAM E. COSTELLO, CPA
                        16055 VENTURA BOULEVARD, Suite 1212
                              ENCINO, CALIFORNIA 91436

                            INDEPENDENT AUDITOR'S REPORT


Board of Directors
United Trading.con


I have audited the accompanying balance sheets of Global Links Corp. and Subsidiaries as or December 31, 2002, and December 31, 2001, and the related statements of income (loss), changes in stockholders' equity, and cash flows for the years ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

As shown in the financial statements, the Company incurred a net loss of $347,501 during the year ended December 31, 2002, and, as of that date, the Company's total liabilities exceeded its total assets by $234,213. these factors, among others, as discussed in Note 3, indicate that the company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In my opinion, subject to the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty about recoverability of assets and the amount and classification of liabilities referred to in the preceding paragraph been known, the financial statements referred to above present fairly, in all material respects, the financial position of Global Links Corp. and Subsidiary as of December 31, 2002, and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



S/William E. Costello
------------------------
William E. Costello, CPA
March 17, 2003
Encino, California




                                      F-3
                                       9


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                        December 31,    December 31,
                                                            2002            2001
                                                        ------------    ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $       325     $      1,590
   Deposits. . . . . . . . . . . . . . . . . . . . .          127                -
                                                      ------------    -------------

Total Current Assets . . . . . . . . . . . . . . . .          452            1,590
                                                      ------------    -------------

PROPERTY AND EQUIPMENT
   Fixed Assets. . . . . . . . . . . . . . . . . . .            -                -
                                                        ----------    ------------

      Total Property and Equipment . . . . . . . . .            -                -
                                                      ------------    -------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -                -
                                                      ------------    -------------

      Total Assets . . . . . . . . . . . . . . . . .  $       452     $      1,590
                                                      ============    =============


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $     8,826     $     15,078
   Payable to officers . . . . . . . . . . . . . . .      222,298           40,421
   Loan from officer . . . . . . . . . . . . . . . .        3,500                -
                                                      ------------    -------------
      Total Current Liabilities                           234,665           55,499

OTHER LIABILITIES
   Advances/deposits . . . . . . . . . . . . . . . .            -                -
   Deferred income taxes . . . . . . . . . . . . . .            -                -
                                                      ------------    -------------
                                                                -                -
                                                      ------------    -------------

STOCKHOLDERS' EQUITY
   Preferred Stock par value $0.001 (50,000,000
     Shares authorized, none issued and outstanding             -                -

   Common Stock par value $0.001 (500,000,000 shares
     authorized, 12,125,000 and 5,150,000
     issued and outstanding). . . . . . . . . . . .       12,125             5,150
   Additional Paid-in Capital . . . . . . . . . . .    1,328,052         1,167,829
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,574,390)      (1,226,889)
                                                      ------------    -------------

   Total Stockholders' Equity. . . . . . . . . . . .     (234,213)         (53,909)
                                                      ------------     ------------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $       452     $      1,590
                                                      ============    =============


The accompanying notes are an integral part of these financial statements.

                                                                           F-4

                                         GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                                                                      Inception
                                                   Year ended       Year ended     December 31, 1994
                                                  December, 31     December, 31          Thru
                                                      2002             2001        December 31, 2002
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .          58,302          107,476          705,165
   Officer Compensation. . . . . . . . . . . . .        178,499            1,000          179,499
   Consulting Fees . . . . . . . . . . . . . . .        100,700           21,599          553,852
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -          538,492          538,492
   Loss from write-down of notes receivable . .               -          406,067          406,067
   Depreciation and Amortization. . . . . . . .               -           64,792          164,508
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         347,501        1,139,426        2,893,048
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (347,501)  $   (1,139,426) $    (1,574,390)

   Income Taxes . . . . . . . . . . . . . . . .               -           40,000                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (347,501)  $   (1,099,426)  $   (1,574,390)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $       (0.055)  $       (0.213)  $       (0.704)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      6,352,120        5,150,300        2,236,806
                                                 ===============  ===============  ===============


The accompanying notes are an integral part of these financial statements.

                                                                             F-5

                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS

                                                                                       Inception
                                                     Year ended      Year ended       Dec 31, 1994
                                                    December 31,     December 31,         Thru
                                                        2002             2001       December 31, 2002
                                                  ---------------  ---------------  -----------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (347,501)  $   (1,099,426)   $    (1,574,390)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .               -           64,792            140,963
   Loss on disposal of office Furniture & Equip.               -           10,258             15,972
   Loss on write-off of software for license . .               -          538,492            538,492
   Loss on cancellation of notes receivable. . .               -          406,067            406,067
   Common Stock issued for services. . . . . . .         167,198                -            167,198
   Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .          (6,212)          15,078             49,287
   Increase (decrease) in Payable to Officers. .         181,877           40,421            181,877
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .                          133,933           (406,067)
   Increase (decrease) in Advance License Fees .               -          (91,300)                 -
   (Increase) decrease in Deposits . . . . . . .            (127)          25,000               (127)
   Increase (decrease) in Deferred Taxes . . . .               -          (40,000)                 -
                                                  ---------------  ---------------    ---------------

Net cash provided by Operating Activities. . . .          (4,765)           3,315           (480,728)
                                                  ---------------  ---------------    ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -                -            (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .                          (27,400)          (661,618)
  Decrease (increase) in  Organization Costs . .               -                -             (1,190)
                                                  ---------------  ---------------    ---------------

Net cash (used) by Investment activities . . . .               -          (27,400)          (699,126)
                                                  ---------------  ---------------    ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -            3,700              3,700
   Cash Loans from Officers                                3,500                -              3,500
   Increase (decrease) in Common Stock . . . . .               -                -          1,172,979
                                                  ---------------  ---------------    ---------------

Net cash provided by Financing Activities. . . .           3,500            3,700          1,180,179
                                                  ---------------  ---------------    ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (1,265)         (20,385)               325

Cash at Beginning of Period. . . . . . . . . . .           1,590           21,975                  -
                                                  ---------------  ---------------    ---------------

Cash at End of Period. . . . . . . . . . . . . .  $          325   $        1,590     $          325
                                                  ===============  ===============    ===============


The accompanying notes are an integral part of these financial statements.

                                                                             F-6

                       GLOBAL LINKS CORP.
               (A Development Stage Enterprise)
  CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
         For the Years ended December 31, 2000, 2001 and 2002


                                     Common Stock
                                    --------------          Paid-in     Retained       Total
                                 Shares         $           Capital     Earnings      Equity
                               ----------    ----------     ---------    ---------   ---------

Balance @ 12/31/99                373,900    $      374    $  587,656   ($458,632)  $  129,398

Shares issued to achieve
   rounding to even number
   Nov.'99 rev. stock  split          219

Issuance of Stock for
   Cash and Services            3,750,000         3,750       296,250                  300,000

Sale of Stock (504D)              750,000           750       129,700                  130,450

Issuance of stock for
    Services                      276,250           276       154,223                  154,499

Net Income year ended 12/31/00                                            331,169      331,169
                                ---------     ---------    -----------   ---------    ---------
Balance @ 12/31/00              5,150,369    $   5,150    $ 1,167,829   ($127,463)  $1,045,516
                                =========     =========    ===========   =========   ==========

Net Loss year ended 12/31/01                                           (1,099,426)  (1,099,426)

Shares lost due to reverse
   Stock split rounding              (271)

                                ---------     ---------    ---------    ---------     ---------
Balance @ 12/31/01              5,150,098    $    5,150   $1,167,829  ($1,226,889)  ($  53,909
                                =========     =========   ==========   ===========   ==========

Stock issued for Services       6,974,902         6,975      160,223                 $ 167,198

Net Loss year ended 12/31/02                                          ($  347,501)  ($ 347,501)
                                ---------     ---------    -----------   ---------    ---------
Balance @ 12/31/02             12,125,000    $   12,125   $1,328,052  ($1,574,390)  ($ 234,213)
                                =========     =========   ==========   ===========   ==========

Number of shares issued reflects a 3 for 1 forward
stock split effected October 4, 2000 and a 1 for 4 reverse stock split effected December 21, 2001.



The accompanying notes are an integral part of these financial statements.


                                                                             F-7

                                   GLOBAL LINKS CORP.
                            (Formerly  United  Trading.Com)
                          (A  Development  Stage  Enterprise)
                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2001  and  2002



1.  ORGANIZATION
-------------------------


Global Links corp. (hereinafter referred to as the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company." In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. The Company then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet. In August, 2000, the name was changed to United Trading.Com to reflect the change in business to encompass a broader e-commerce visibility on the Internet. In December 2002, the shareholders approved another change in the Company's name to Global Links Corp. to reflect the Company's entry into the Electronic Transaction Business.


                                                                             F-8
                                      14

                                   GLOBAL LINKS CORP.
                             (Formerly  United  Trading.Com)
                           (A  Development  Stage  Enterprise)
                      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2001  and  2002

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


3.  RELATED  PARTY  TRANSACTIONS
    --------------------------

During the year ended December 31, 2000, the Company made two sales each of its casino and sports book software to Recantoazul, S.A. Recantoazul is a Costa Rica corporation whose President is Mr. Darren Wright, the son of Mr. Norman Wright, former President of United Trading.Com. The sale of the licenses to Recantoazul was made under the same conditions as the sale to Malt Limited, a Cook Island corporation. Malt Limited, was the holder of 1,800,000 shares (4.3%) of the Company's common stock. Both Recantoazul and Malt have canceled their licenses for the Company's software, However, Recantoazul has entered into a new license agreement for use of the software. As of the date of the agreement, the Company was unable to determine the future expected revenues from the agreement and therefore no value was has been assigned to the license.


                                                                             F-9
                                      15


                                  GLOBAL LINKS CORP.
                           (Formerly  United  Trading.Com)
                         (A  Development  Stage  Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2002



4.  PREFERRED STOCK
    ---------------

On December 14, 2001, the Board of Directors approved the establishment of 5,000,000 shares of Series A Convertible Preferred Stock, and approved the issuance of such stock to Mr. James Brewer, the current president and CEO of the Company, and three other individuals. At December 31, 2002, the purchase right was still outstanding and none of the authorized shares had been issued. The Series A Convertible Preferred Stock contains the following features:
   8% non-cumulative dividend
   Each share entitled to 20 votes
   Each issued share convertible, at any time, at the option of the holder, into the corporation's common stock at one common share for each class "A" preferred share held
   The  common  share  conversion feature is not subject to dilution as a common stock equivalent
   Payment of any dividends on Class "A" preferred stock is subject to and not in excess of dividends on the corporation's common stock based on the factor (one for one) into which the Class "A" preferred shares are entitled to convert into the corporation's common stock.


5.  COMMON  STOCK
    ------------

The Company on October 4, 2000, effected a forward split of its common stock on the basis of 3 shares for each one share of issued and outstanding common stock. On December 21, 2001 the Company effected a reverse split of its common stock on the basis of 1 share for each eight shares of issued and outstanding common stock. The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001)
preferred stock authorized. In December 2002, the shareholders authorized an increase in authorized shares to 550,000,000 shares consisting of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001. At December 31, 2002, there were 12,125,000 common shares and no preferred shares outstanding. During the year ended December 31, 2002, the company made sales of its common stock to the following entities:

Entity  or  Group      Number of Shares*           Per share price determination
-----------------      ----------------            -----------------------------

Ellshay Ltd              350,000  (restricted)    $0.036  - Board determination
a CA LLC                                        closing price previous trading
                                                day

BFI Ltd. A Cook Island
company                  300,000  (Restricted)    $0.06  - Board determination
                                                 closing price previous trading
                                                 day

Corporate Directors      899,902 (Restricted)     $0.025  - Board determination
                                                 closing price previous trading
                                                 day

Mark Ehrlich, an       1,000,000 (Restricted)     $0.03 - Board determination
individual                                       closing price previous trading
                                                 day

Mark Ehrlich, an         200,000 (Free Trading)   $0.018 - Board determination
individual                                       closing price previous trading
                                                 day

William Woo, an        2,725,000 (Free Trading)   $0.019 - Board determination
individual                                       closing price previous trading
                                                 Day

Francis Zubrowski,     1,500,000 (Free Trading)  $0.020 - Board determination
an individual                                   closing price previous trading
                                                 Day

No additional shares were issued during the year ended December 31, 2002.

Stock  Options  and  Warrants
-----------------------------
In  December  2001,  the  Company  granted  Mr. James Brewer options to purchase
500,000 shares, and Mr. James Hancock options to purchase 100,000 shares (adjusted for the one for eight reverse stock split effective December 21, 2001) of the Company's common stock at an exercise price of $0.10 per share. Still outstanding at December 31, 2001, the options are exercisable at any time prior to December 14, 2006. In addition, an option was granted to purchase 5,000,000 shares of Preferred stock with no specific date for exercise applied. No other options or warrants were granted during the years ended December 31, 2001 or 2002. The Company has adopted the disclosure only provisions of SFAS 123.

For disclosure of stock option compensation to the above individuals, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal 2001: no annual dividends, expected volatility of 50%; risk-free interest rate of 6%; and expected lives of 5 years.

The weighted average fair value of stock options granted to employees and officers during the fiscal year 2001 was approximately $7,700. Accordingly, the Company's pro forma loss and net loss per share for the year ended December 31, 2002 would be unchanged and the net loss per share for the year ended December 31, 2001 would have been as follows:

                                                    Year Ended
                                                 December 31, 2001

Net  loss  applicable  to  common  shares:

                          As reported          $     (1,099,426)
                                               =================

                          Pro forma            $     (1,107,126)
                                               =================

Net  loss  per  common  share:

                          As reported          $         (0.213)
                                               =================

                          Pro forma            $         (0.215)
                                               =================



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

                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.
         --------------------------------------------------------------

This  table  describes  United's  current  Directors  and  Executive  Officers.

                  NAME                       AGE                TITLE
----------------------------------------     ---               -------
James G. Brewer                               60     President, Chief Executive
                                                     Officer and Chief Financial
                                                       Officer and  Director

James L Hancock                               53     Chief Operating Officer
                                                     and Director



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

Mr. James Hancock, Chief Operating Officer and Director. Mr. Hancock served as President of the Company from July, 2001 to December 2001. Mr. Hancock has served as a private investment Banker over the last 20 years for numerous businesses including manufacturing, telecommunications, medical diagnostic equipment, printing and publishing and real estate. In 1998, Mr. Hancock became a Principal of Shoreline Partners, LLC, a middle-market merger and acquisition company located in San Diego. While at Shoreline, Mr. Hancock represented clients for divestiture in industries that include injection molding, candy manufacturing, concrete block manufacturing, insurance, software and e-commerce. In January 2001, Mr. Hancock formed Interactive Mergers Group, a private investment banking firm for emerging companies and investors. Mr. Hancock earned a Law Degree from the California Western School of Law and a Bachelors of Business Administration from Southern Methodist University.


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

All required reports have been filed timely

ITEM.  10  EXECUTIVE  COMPENSATION
          ----------------------

The following table sets forth the compensation of Global Links Corp.'s chief executive officer for the periods indicated.


               SUMMARY  COMPENSATION  TABLE

               -------Annual  Compensation-------               -----Long-term  Compensation-----

                                            Other                 Securities
                                           Annual     Restricted   Underlying               All Other
Name and                                   Compen-      Stock      Options/      LTIP       Compen-
Principal               Salary    Bonus    sation     Award(s)       SAR's      Payouts     sations
Position       Year       $         $         $           $            #           $           $
(a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (I)
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

N. Wright       2000          0        0          0            0            0          0            0
President/  2001 thru
CEO          July 23          0        0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Hancock
President/
CEO         July 24, 2001
                Thru
COO     Dec. 13, 2001    $1,000        0          0            0      100,000          0            0
                 2002   $10,000        0          0       $8,750            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Brewer
President, CEO
CFO        Dec 14, 2001
               Thru
         Dec 31, 2001  $18,000         0          0            0    2,166,667          0            0
                2002   $72,000         0    $18,043      $13,748    7,187,500          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------



                             Option/SAR  Grants  in  Last  Fiscal  Year
                                     Individual  Grants


                Number of Securities        % of Total Options/SARs          Exercise or
              Underlying Options/SARS       Granted to Employees in          Base Price    Expiration
Name               Granted (#)                   Fiscal Year
------------    ---------------------       -----------------------        -------------    ----------
James G. Brewer
   CEO, CFO
   and Director      7,187,500                    100%                          $0.0072       12-15-06

James L. Hancock
   Director and
   Former President
   and CEO                   -                      -%

Number of shares and exercise price reflect 1 for 8 reverse stock split effective December 21, 2001.



Mr. James Brewer entered into a three year consulting agreement with the company Effective October 1, 2001, which agreement was cancelled on December 14, 2001 and replaced by a three year employment agreement effective December 1, 2001 calling for salary of $10,000 per month through September, 30, 2002, $11,250 per month from October 1, 2002 through September 30, 2003, $12,500 per month, from October 1, 2003 through September 30, 2004, and $15,000 per month from October 1, 2004 through November 30, 2004. Through December 31, 2002, no cash payments have been made to Mr. Brewer on either the consulting agreement or the employment agreement. Mr. Brewer also received an option to purchase 500,000 shares of the Company's common restricted stock at an option price of $010 per share exercisable at any time prior to December 15, 2006. Mr. Brewer's employment agreement authorizes Mr. Brewer to receive stock in payment of salary for salary amounts in excess of $6,000 per month. At December 31, 2002, $63,750 of Mr. Brewer's accrued unpaid salary may be received in restricted common stock at a price equal to 60% of the closing price on the day Mr. Brewer elects to take such salary in the form of stock. Based on the Closing price of the Company's common stock on December, 31, 2002, of $0.012 per share, an exercise price of $0.0072 is included in the table above. Other Annual Compensation as reflected in Col. (e) of the Summary Compensation Table above remains accrued but unpaid as of December 31, 2002.

-     COMPENSATION  OF  DIRECTORS
      -------------------------
Prior to December, 2001 there were no standard arrangements pursuant to which the Company's directors were to be compensated. In December, 2001 the Board of Directors approved a resolution under which non-employee Directors are to be paid $500 per month for their services. In addition, Directors are entitled to reimbursement in accordance with the Company's policies for traveling, entertainment and any other expenses reasonably incurred and related to the performance of a Director's duties and responsibilities on behalf of Corporation. Such fees are in lieu of any payments for attendance at Directors' meetings. Mr. Gary Tate was paid $500 per month from July 1999 through December, 2000. Mr. Tate was also paid a total of $950 in 2000 for attendance at special meetings of the Board. Mr. Anderson was paid a total of $20,113 in 2000 for consulting services related to the Company's software development. There are no other arrangements pursuant to which any of the Company's directors were otherwise compensated during the last three fiscal years for any service provided as director.

-     TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL  AGREEMENT
      ---------------------------------------------------------
In the event of termination of Mr. Brewer's employment agreement, Regardless of the reasons or purpose of the termination of Brewer's retention as an Employee to the Corporation, the Corporation shall not and may not terminate Brewer's employment as President, CEO and CFO unless and until the Corporation has fully arranged for and commenced performance of the following i) Offer in writing by the Corporation, approved by the Board of Directors to purchase all shares of stock of the Corporation directly or beneficially owned by JAMES G. BREWER for cash at least thirty (30) days prior to the proposed termination date of Brewer' Employment Agreement at the then existing market price based on the average published closing trade price for the five (5) business days prior to the date of Notice. Brewer may elect in his absolute discretion to waive this provision, by notifying the Corporation in writing. ii) Payment, in cash, by the Corporation of all sums then due and owing, if any, as compensation, iii) Payment, in cash, by the Corporation of all sums then due and owing, if any, pursuant reimbursement of expenses; and iv) Payment, in cash, by the Corporation for buyout of remainder of the Employment Agreement at the rate of fifty percent (50%) of the regular Salary in effect.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
          --------------------------------------------------------------

This table describes the ownership at December 31, 2002 of the Company's outstanding common stock by: (i) each of the Company's Officers and Directors;
(ii)  each  person  who  is  known  by  the  Company  to own more than 5% of the
Company's outstanding common stock; and (iii) all of the Company's Officers and Directors as a group:

TITLE OF         NAME AND ADDRESS OF          AMOUNT AND NATURE OF    PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
                                                     (Common Shares)
          Principle Shareholders
          ---------------------------------   ----------------------   ---------
Common    BFI Ltd.                                         1,837,500     15.2%(1)
Stock     C/O Trustnet (Cook Islands) Ltd.
          Avarua, Rarotonga
          Cook Islands
          ---------------------------------
Common    Mark Ehrlich
Stock     77-800 California Dr., Suite 600
          Palm Desert, CA 92211                            1,200,000      9.9%
          ---------------------------------

          Officers Directors:
          ---------------------------------
Common    James Hancock                                      350,000      2.9% (2)
Stock     1280 Bison, Suite B9-529
          Newport Beach, CA 92660
          ---------------------------------
Common    James Brewer                                       626,777      5.2%
Stock     1280 Bison, Suite B9-529
          Newport Beach, CA 92660
          ---------------------------------                --------     --------

          All Officers and Directors
          as a group (3 persons)                             976,777      8.1%
          ---------------------------------                =========     ======


Notes:
(1) Shares owned by BFI Ltd. are restricted securities pursuant to Regulation S issued on Feb 12, 2000 (see also Part 2 - Item 5 "Recent Sales of Unregistered Securities"). BFI Ltd. has performed certain software consulting services for the Company (See Part 3 Item 12 "Certain Relationships and related transactions"). The Company is not aware of any other arrangements which may result in a change of control of the Company.

(2) Shares attributed to Mr. Hancock are registered in the name of Interactive Mergers Group, LLC a corporation controlled by Mr. Hancock

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------

a)  Exhibits

Exhibit
Number                                                        Description  **
------                                                        --------------

     3.1                              Amended and Restated Articles  of
                                      Incorporation,  For Global Links Corp.

     3.2*                             By-Laws as restated for Global Links Corp.

     4.1 Rights, Preferences, Privileges and Restrictions Series "A" Convertible Preferred Stock

     10.1*                            Stock  Option  Plan

     10.2* Recantoazul Software License Agreement Dated August 6, 2001,With Recantoazul, S.A., for use and maintenance of software

     10.3* Employment agreement with Mr. James Brewer, retaining him as President, CEO CFO dated December 14, 2001.

     10.4*                            United Trading.Com Employee Stock
                                      Incentive Plan For The Year 2002

     10.5* United Trading.Com Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002

     10.6* United Trading.Com Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002 No. 3




*  Exhibits  were  previously  filed.

** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.

(b)  REPORTS  ON  FORM  8-K

There have been no reports of Form 8-K made during the quarter ended December 31, 2002.


                                 SIGNATUARES


IN accordance with Section 13 or 15(d) of THE Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLOBAL LINKS CORP.
                        ---------------------------------------------------
                                  (Registrant)



                    By:      s/James Brewer,  President  and  Director
                        -------------------------------------------------


                    Date: March 20, 2003
                          ----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.




                    By:       s/James Hancock,  Director
                        ------------------------------------


                    Date: March 20, 2003
                          ----------------

                  CERTIFICATION  PURSUANT  TO
         SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     I, James G. Brewer, Chief Executive Officer and Chief Financial Officer of Global Links Corp., certify that:

     1.   I  have  reviewed  this  Annual  Report on Form 10-KSB of Global Links
Corp.

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditor and the Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 20, 200            Signature:  /s/  James  G.  Brewer
                                           ---------------------------
                                           James  G.  Brewer
                                           Chief  Executive  Officer,  and
                                           Chief  Financial  Officer

                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Annual Report of Global Links Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
G. Brewer, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated:                               /s/  James  G.  Brewer
           March 20, 2003                 ----------------------------
                                          James  G.  Brewer,  Chief
                                          Executive  Officer,  President,
                                          and  Chief  Financial  Officer