Form 10QSB
period 2003-03-31
GLOBAL LINKS CORP
filed 2003-04-14
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2003

                         Commission File Number: 0-29987

                               GLOBAL LINKS CORP.
        (Exact name of small business issuer as specified in its charter)

      Nevada                                    88-0106514
      ------                                    ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)          Identification  No.)


                             1280 Bison, Suite B9-529
                             Newport Beach, California
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (949)  451-4518
                                 ---------------
                           (Issuer's Telephone Number)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [  ].
    ---     ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 10, 2003, was 130,512,000.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2003, are attached hereto.


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                    March 31, 2003    Dec. 31, 2002
                                                      (Unaudited)
                                                      ------------    -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $         -           325
   Deposits. . . . . . . . . . . . . . . . . . . . .           99           127
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .           99           452
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets                                                 -             -
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .            -             -
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $        99     $     452
                                                      ============    ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    11,896     $   8,867
   Payable to officers . . . . . . . . . . . . . . .      279,883       222,298
   Loan from officer . . . . . . . . . . . . . . . .       20,300         3,500
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .      312,079       234,665

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                          312.079       234.665
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (500,000,000 shares
     authorized, 130,512,000,and 12,125,000 issued
     and outstanding). . . . . . . . . . . . . . . .      130,512        12,125
   Additional Paid-in Capital. . . . . . . . . . . .    1,370,752     1,328,052
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (1,813,244)   (1,574,390)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .     (311,980)     (234,213)
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $        99     $     452
                                                      ============    ==========


See accompanying notes to financial statements

                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                      Inception
                                                  Three months     Three Months    December 31, 1994
                                                     Ended            Ended              Thru
                                                  March 31, 2003   March 31, 2002    March 31, 2003
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .          61,579          107,476          766,744
   Officer Compensation . . . . . . . . . . . .          41,325            1,000          220,824
   Consulting fees. . . . . . . . . . . . . . .         135,950           21,599          689,802
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -          538,492          538,492
   Loss from write-down of notes receivable . .               -          406,067          406,067
   Depreciation and Amortization. . . . . . . .               -           64,508          164,508
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         238,854        1,139,426        3,131,902
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (238,854)  $   (1,139,426) $    (1,813,244)

   Income Taxes (Note 4). . . . . . . . . . . .               -           40,000                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (238,854)  $   (1,099,426)  $   (1,813,244)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.038)  $       (0.213)   $     ( 0.811)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/80 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001 . . . . . . . .      6,352,120        5,150,300        2,236,806
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         UNITED TRADING.COM
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                   Three Months     three Months       Dec 31, 1994
                                                       Ended            Ended             Thru
                                                  March 31, 2003   March 31, 2002    March 31, 2003
                                                  ---------------  ---------------  ---------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (238,854)  $   (1,099,426)     ($1,813,244)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .               -           64,792          140,963
   Loss on disposal of office Furniture & Equip.               -           10,258           15,972
   Loss on write-off of software for license . .               -          538,492          538,492
   loss on cancellation of notes receivable. . .               -          406,067          406,067
   Common stock issued for services. . . . . . .         145,450                -          312,648
 Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .           3,029           15,078           52,316
   Increase (decrease) in Payable to officers. .          73,222           40,421          255,099
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -          133,933         (406,067)
   (Increase) decrease in Other Receivables. . .               -                -                -
   Increase (decrease) in Advance License Fees .               -          (91,300)               -
   (Increase) decrease in Deposits . . . . . . .              28           25,000              (99)
   Increase (decrease) in Deferred Taxes . . . .               -          (40,000)               -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .         (17,125)            3,315        (497,853)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -                -          (36,318)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -          (27,400)        (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -          (27,400)        (699,126)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -            3,700            3,700
   Increase (decrease) in Common Stock . . . . .               -                -        1,172,979
   Increase in Cash loans from officers. . . . .          16,800                -           20,300
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .          16,800            3,700        1,196,979
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .            (325)         (20,385)               -

Cash at Beginning of Period. . . . . . . . . . .             325           21,975                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $            -   $        1,590   $            -
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               UNITED TRADING.COM
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of United Trading.Com (A Development Stage Company) at March 31, 2003, and the consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the cumulative period during the development stage through March 31, 2003 and the statement of cash flows for three month periods ended March 31, 2003 and 2002 and the cumulative period during the development stage through March 31, 2003, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.


NOTE  2  -  Common Stock

On March 25, the Company files a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for advise and assistance in the operation and business of the Company. By March 31, 2003 the company had issued approximately 100 million of these shares to various consultants for their services. On or about March 29, the Company's Board of directors determined to effect a reverse stock split of 1 new share for 40 existing shares outstanding, with the effective date to be on or about April 15, 2003. At March 31, 2003, there were 130,512,000 common shares issued outstanding. Following this reverse split of 1 for 40, there will be 3,262,800 shares outstanding.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company recorded no revenues for the quarters ended March 31, 2003, or 2002 .


In 2002, Management determined to expand its stated goals from entering the ATM market by the acquisition of an operating ATM company to include the marketing and processing of electronic transactions through various stored value cards such as payroll cards, loyalty cards, gift cards and debit cards. In this regard the Company established various Strategic marketing agreements and joint venture agreements to market electronic transaction products and other strategic alliance agreements for the processing and control of electronic transactions. During the quarter ended March 31, 2003, the Company continued to work on its objective and continued to enter into additional marketing and reseller agreements. However, by the end of the quarter ended March 31,2003, the Company had not been able to consummate any actual sales of its products. Currently, while working to generate sales revenue for the Company it has also been searching for other alternatives for the Company's survival.

In view of the fact that the Company has experienced continued negative cash flow for the past year, there is significant concern that without some a business combination that will provide the Company with additional resources and, or infusion of additional capital the Company will not survive in the current economic climate. For this reason, the Company has continued to investigate alternatives. To date, while there have been numerous discussions with var ious groups interested in entering into some sort of business combination with the Company, no agreements have been executed.

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

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a) On or about March 29, the Company's Board of directors determined to effect a reverse stock split of 1 new share for 40 existing shares outstanding, with the effective date to be on or about April 15, 2003. At March 31, 2003, there were 130,512,000 common shares issued outstanding. Following this reverse split of 1 for 40, there will be 3,262,800 shares outstanding.


     b)  NONE

     c) During the quarter ended March 31, 2003 15, shares of common stock of the Company were issued on March 28, 2003 at a price of $0.001 per share. All such shares were issued without registration pursuant to the exemption from registration under Section 4(2)-33 of the Securities Act of 1933. The shares were issued to James G. Brewer, President and Director in lieu of compensation. Mr. Brewer's Officer Agreement allows Mr. Brewer to receive compensation amounts in excess of $6,000 per month to be taken in restricted common stock of the Company at a price of 60% of the closing price on the date of exercise. The closing price of the stock on March 28 was $.0011 Bid, $.0017 Ask (last trade $.0013). Accordingly, the exercise price to Mr. Brewer would be $.00078, however the trade was made at the par value of $.001. The shares issued by the Company to Mr. Brewer contain restrictive legends as to future sales of the stock. Currently, Mr. Brewer is owed $171,863 in Salary of which $63,863 could be received in common stock of the Company.

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

                              UNITED  TRADING.COM


Date:  April 11,  2003       By:  /James G. Brewer
                                ---------------------------
                                James G. Brewer, President, CEO, CFO and
                                Chief Accounting Officer

                  CERTIFICATION  PURSUANT  TO
         SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     I, James G. Brewer, Chief Executive Officer and Chief Financial Officer of Global Links Corp., certify that:

     1.   I  have  reviewed this Quarterly Report on Form 10-QSB of Global Links
Corp.

     2. Based on my knowledge, this Qarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditor and the Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 11, 2003         Signature:  /s/  James  G.  Brewer
                                           ---------------------------
                                           James  G.  Brewer
                                           Chief  Executive  Officer,  and
                                           Chief  Financial  Officer

                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Quarterly Report of Global Links Corp. (the "Company") on Form 10-QSB for the Quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James G. Brewer, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of
Section  13(a)  or  15(d)  of  the  Securities  Exchange  Act  of  1934;  and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: April 11, 2003                /s/  James  G.  Brewer
                                          ----------------------------
                                          James  G.  Brewer,  Chief
                                          Executive  Officer,  President,
                                          and  Chief  Financial  Officer