Form 10QSB
period 2003-06-30
GLOBAL LINKS CORP
filed 2003-08-08
CIK 949728

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


                        4600  East  Sunset  Road,  Suite  320
                                Henderson,  Nevada
                    (Address  of  principal  executive  offices)

                                      89014
                                   (Zip  Code)

                                 (702)  436-7007
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

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, was 37,742,799.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three and six month periods ended June 30, 2003, are attached hereto.





                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                     June 30, 2003     Dec. 31, 2002
                                                      (Unaudited)   (restated see Note 1)
                                                      ------------    -------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     2,352         4,142
   Deposits. . . . . . . . . . . . . . . . . . . . .          102           127
   Other receivables . . . . . . . . . . . . . . . .           62             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .        2,516         4,269
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets (net of depreciation of
      $1,712 and $1,000                         -           6,696         7,409
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .        6,696         7,409
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
   Land held for development (see Note 2). . . . . .    1,800,000     1,800,000
                                                      ------------    ----------

                                                        1,800,000     1,800,000
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $ 1,809,213    $1,811,678
                                                      ============    ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    32,002     $  11,267
   Payable to officers . . . . . . . . . . . . . . .      288,952       222,298
   Loan from officer . . . . . . . . . . . . . . . .       84,873        34,724
   Other payables.(see note 3) . . . . . . . . . . .      850,000       850,000
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .    1,255,827     1,118,289

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (500,000,000 shares
     authorized, 37,472,799,and 30,303,125 issued
     and outstanding). . . . . . . . . . . . . . . .       37,473        30,303
   Preferred Stock, Series B 5,000,000 shares
     Authorized, 3,335,000 and 0 outstanding                3,335             0
   Additional Paid-in Capital. . . . . . . . . . . .    2,900,176     2,296,244
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (2,387,598)   (1,633,158)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .      553,386       693,389
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 1,809,213     $1,811,678
                                                      ============    ==========


See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                   Three months     Three Months
                                                      Ended            Ended
                                                   June 30, 2003    June 30, 2002
                                                                    (Restated see
                                                                         note 1)
                                                 ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -
   Sales. . . . . . . . . . . . . . . . . . . .               -                -
   Interest Income. . . . . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -

EXPENSES

   General and Administrative . . . . . . . . .          38,875           47,528
   Officer Compensation . . . . . . . . . . . .          13,900                -
   Consulting fees. . . . . . . . . . . . . . .         462,100           27,640
   Depreciation and Amortization. . . . . . . .             712              368
                                                 ---------------  --------------

      Total Expenses. . . . . . . . . . . . . .         515,587           75,526
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (515,587)  $      (75,536)

   Income Taxes (Note 4). . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (238,854)  $   (1,099,426)
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.017)  $       (0.003)
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/80 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001, and 1/40
   reverse split in 2003  . . . . . . . . . . .      30,651,621       30,134,439
                                                 ===============  ===============


See accompanying notes to financial statements




                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                       Inception
                                                   Six  months      Six Months     December 31, 1992
                                                      Ended            Ended              Thru
                                                   June 30, 2003    June 30, 2002     June 30, 2003
                                                                        (Restated see Note 1)
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      544,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .               -                -        1,318,658

EXPENSES

   General and Administrative . . . . . . . . .         100,454           91,682          834,447
   Officer Compensation . . . . . . . . . . . .          55,225                -          234,724
   Consulting fees. . . . . . . . . . . . . . .         598,050           27,640        1,180,842
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .             712              368          166,220
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         754,441          119,690        3,706,256
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (754,441)  $     (119,690) $    (2,387,598)

   Income Taxes (Note 4). . . . . . . . . . . .               -                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (754,441)  $     (119,690)    $ (2,387,598)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.025)  $       (0.004)   $     ( 0.078)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp. . . . . . . . . . . . . . . . .     30,640,171       30,131,612       30,723,994
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                    Six Months       Six Months       Dec 31, 1992
                                                       Ended            Ended             Thru
                                                   June 30, 2003    June 30, 2002     June 30, 2002
                                                                        (Restated see Note 1)
                                                  ---------------  ---------------  ---------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (754,441)  $   (1,099,426)     ($2,387,598)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .             712              638          142,675
   Loss on disposal of office Furniture & Equip.               -                -           15,972
   Loss on write-off of software for license . .               -                -          538,492
   loss on cancellation of notes receivable. . .               -                -          406,067
   Common stock issued for services. . . . . . .         595,450                -          789,288
 Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .          20,735           50,699           32,001
   Increase (decrease) in Payable to officers. .          66,654                -          288,952
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -                -         (406,067)
   (Increase) decrease in Other Receivables. . .              62                -               62
   Increase (decrease) in Advance License Fees .               -                -                -
   (Increase) decrease in Deposits . . . . . . .              25                -             (102)
   Increase (decrease) in Deferred Taxes . . . .               -                -                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .         (70,927)          (68,623)       (580,383)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -           (6,800)         (44,729)
   Decrease (increase) in land held for Devel. .                       (1,800,000)      (1,800,000)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -                -         (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -       (1,806,800      (2,507,534)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -                -            3,700
   Payable assumed for land purchase . . . . . .                          850,000          850,000
   Increase (decrease) in Common and
       Preferred stock . . . . . . . . . . . . .               -        1,013,370        2,132,709
   Increase in Cash loans from officers. . . . .          69,137           15,960          103,861
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .          69,137        1,879,330        3,090,270
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (1,790)           3,907            2,352

Cash at Beginning of Period. . . . . . . . . . .           4,142            1,590                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        3,352   $        1,590   $        2,352
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                 June  30,  2003


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. (A Development Stage Company) at June 30, 2003, and the consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the cumulative period during the development stage through June 30, 2003 and the statement of cash flows for three and six month periods ended June 30, 2003 and 2002 and the cumulative period during the development stage through June 30, 2003, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. Comparative numbers for the three and six month periods ended June 30, 2002, and the Inception to date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place in the beginning of the year 2002.

Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

Note  2  -  Land  Held  for  Development

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona. The lots are part of a development named Valle Vista Ranch, an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company are expected to be acquired by the Company at a later date.

Note  3  -  Other  Payables

As a part of the acquisition of undeveloped lots in Arizona, the Company assumed a liability to Mojave County, AZ for $650,000 related to unpaid property taxes on the lots, and executed a mortgage to the seller in the amount of $200,000. The Company is currently negotiating a private placement stock transaction to pay off all debt and begin development of the project.

NOTE  4  -  Common  Stock

On March 25, the Company filed a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for advise and assistance in the operation and business of the Company. By June 30, 2003 the company had issued 87,385,000 of these shares to various consultants for their services. On or about March 29, the Company's Board of directors determined t effect a reverse stock split of 1 new share for 40 existing shares outstanding, with the effective date of April 16,2003. Effective June 30, 2003, as part of the triangular merger of the Company with Capitol Group Holdings
Corporation, the Company issued 30,000,000 shares to the prior common share-holders of Capitol Holdings Group Corporation in exchange for an equal number of common shares, representing all of the outstanding common shares, of Capitol Group Holdings Corporation. In May and June, 2003, a total of 4,110,000 common shares of the Company were issued as compensation to consultants of the Company. At June 30, 2003, there were 37,742,799 common shares issued and outstanding.

Note  5  -  Preferred  Stock

In December, 2001, as an inducement to enter into a consulting agreement, Mr. James Brewer was granted an option to acquire 3,530,000 shares of Series A preferred stock of the Company. On April 16, 2003, Mr. Brewer advised the Company of his intent to exercise his option to acquire 3,350,000 shares the Series A preferred stock, and on April 28, 2003 the Company's board of directors informed Mr. Brewer of their intent to issue series B preferred stock and offered Mr. Brewer the option to exchange his 3,350,000 shares of Series A preferred stock for 335,000 shares of Series B preferred stock. Mr. Brewer accepted the offer and following the recording of the Series B preferred stock with the Nevada Secretary of State in June, 2003, issued the stock to Mr. Brewer. Effective June 30, 2003, as part of the triangular merger of the Company with Capitol Group Holdings Corporation, the Company issued 3,000,000 shares to the prior preferred shareholders of Capitol Holdings Group Corporation in exchange for an equal number of preferred shares, representing all of the outstanding preferred shares, of Capitol Group Holdings Corporation. At June 30, 2003, there were 3,335,000 Series B preferred shares issued and outstanding.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company recorded no revenues for the three and six month periods ended June 30, 2003, or 2002 .

In 2002, Management determined to expand its stated goals from entering the ATM market by the acquisition of an operating ATM company to include the marketing and processing of electronic transactions through various stored value cards such as payroll cards, loyalty cards, gift cards and debit cards. In this regard the Company established various Strategic marketing agreements and joint venture agreements to market electronic transaction products and other strategic alliance agreements for the processing and control of electronic transactions. During the three and six month periods ended June 30, 2003, the Company continued to work on this objective and continued to enter into additional marketing and reseller agreements. In April, 2003, the Company acquired through a reverse triangular merger, Capitol Group Holding Corporation, a Nevada corporation which held approximately 1000 undeveloped lots in Arizona. Plans have been prepared and approved for the development of these lots as senior affordable housing. The Company filed a report on Form 8K dated June 30, 2003 which is hereby incorporated by reference which includes additional details of this acquisition/merger.

The Company does not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company's financial statements.

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

ITEM  3.  CONTROLS  AND  PROCEDURES
Evaluation  of  disclosure  controls  and  procedures.
Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Changes  in  internal  controls.
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

                           PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a) On or about March 29, the Company's Board of directors determined to effect a reverse stock split of 1 new share for 40 existing shares outstanding, with the effective date to be on or about April 15, 2003. Prior to the reverse split there were 130,512,000 common shares issued outstanding. Following the reverse split of 1 for 40, following adjustment for odd lots, there were 3,262,781 shares outstanding.

     b)  NONE

     c) During the quarter ended June 30, 2003 30,000,000 shares of common stock of the Company were issued on April 29, 2003 at a price of $0.033 per share. All such shares were issued without registration pursuant to the exemption from registration under Section 4(2)-33 of the Securities Act of 1933. The shares were issued to the prior Common shareholders of Capitol Group Holdings Corporation in exchange for all of the shares of Capitol Group Holding Corporation. The former preferred shareholders of Capitol Group Holdings
Corporation also received a total of 3,000,000 shares of Preferred Series B stock, which shares are convertible into Common shares of the Company on the basis of 10 common shares for each preferred share, and each preferred share has a voting right equal to 10 shares of the Global Links Corp. Common Stock.

     d)   None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  none

ITEM  5.   OTHER  INFORMATION  -  NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits  None

     (b)   Reports  on  Form  8-K:
           Filed  on  June  30,  2003  reporting  Item  1  Change  in  control,
           Item  2,  Acquisition  of  Assets,  and  Item  5,  change  of address
           Item  7,  Financial  Statements  and  exhibits


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLOBAL  LINKS  CORP.


Date:  August  8,  2003       By:  /Frank  Dobrucki
                                ---------------------------
                                Frank  Dobrucki,
                                President,  and  CEO,

                  CERTIFICATION  PURSUANT  TO
         SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

                     CERTIFICATIONS
I,  Frank  Dobrucki,  certify  that:
1.  I  have reviewed this quarterly report on Form 10-QSB of Global Links Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August  8,  2003
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
                                       (Principal  Executive  Officer)


I,  James  G.  Brewer,  certify  that:
1.  I  have reviewed this quarterly report on Form 10-QSB of Global Links Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
..
Date:  August  8,  2003

                                /s/James  Brewer
                                ----------------
                                 James  Brewer
                                 Acting  Chief  Financial  Officer
                                (Principal  Financial  and  Accounting  Officer)

                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


I,  Frank Dobrucki, Chief Executive Officer for Global Links Corp. certify that:

1.  I  have  reviewed the quarterly report on Form 10-QSB of Global Links Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated  August  8,  2003

                                  /s/Frank  Dobrucki
                                  ------------------
                                  Frank  Dobrucki
                                  President
                                  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)


                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, James Brewer, Acting Chief Financial Officer for Global Links Corp. certify that:

1.  I  have  reviewed the quarterly report on Form 10-QSB of Global Links Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  August  8,  2003

                              /s/James  Brewer
                              ------------------
                              James  Brewer
                              Acting  Chief  Financial  Officer
                              (Principal  Financial  and  Accounting  Officer)