Form 10QSB
period 2003-09-30
GLOBAL LINKS CORP
filed 2003-11-14
CIK 949728

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                      For  Quarter  Ended:  September 30,  2003

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 10, 2003, was 37,942,799.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three and nine month periods ended September 30, 2003, are attached hereto.





                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                 September 30, 2003     Dec. 31, 2002
                                                      (Unaudited)   (restated see Note 1)
                                                  ----------------   ------------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     2,204         4,142
   Deposits. . . . . . . . . . . . . . . . . . . . .          102           127
   Other receivables . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .        2,306         4,269
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets (net of depreciation of
      $2,068 and $1,000                         -           6,340         7,409
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .        6,340         7,409
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
   Land held for development (see Note 2). . . . . .    1,800,000     1,800,000
                                                      ------------    ----------

                                                        1,800,000     1,800,000
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $ 1,808,646    $1,811,678
                                                      ============    ==========


                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    30,075     $  11,267
   Payable to officers . . . . . . . . . . . . . . .      227,069       222,298
   Loan from officer . . . . . . . . . . . . . . . .       46,273        34,724
   Other payables.(see note 3) . . . . . . . . . . .      850,000       850,000
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .    1,153,416     1,118,289

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (500,000,000 shares
     authorized, 37,472,799,and 30,303,125 issued
     and outstanding) (see note 4) . . . . . . . . .       37,473        30,303
   Preferred Stock, Series B 5,000,000 shares
     Authorized, 3,335,000 and 0 outstanding
     (see note 5). . . . . . . . . . . . . . . . . .        3,335             0
   Additional Paid-in Capital. . . . . . . . . . . .    2,900,176     2,296,244
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (2,285,754)   (1,633,158)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .      655,230       693,389
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 1,808,646     $1,811,678
                                                      ============    ==========


See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                   Three months       Three Months
                                                      Ended              Ended
                                                September 30, 2003  September 30, 2002
                                                                     (Restated see
                                                                         note 1)
                                               -------------------  ------------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      130,000   $            -
   Card Sales and transaction fees. . . . . . .              33                -
   Commissions  . . . . . . . . . . . . . . . .           1,750                -
   Interest Income. . . . . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .         131,783                -

EXPENSES

   General and Administrative . . . . . . . . .           8,582           34,776
   Officer Compensation . . . . . . . . . . . .               -                -
   Consulting fees. . . . . . . . . . . . . . .          21,000                -
   Depreciation and Amortization. . . . . . . .             356              276
                                                 ---------------  --------------

      Total Expenses. . . . . . . . . . . . . .          29,939           35,052
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $      101,845   $      (35,052)

   Income Taxes . . . . . . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $      101,845   $      (35,052)
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $        0.003)  $       (0.001)
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/80 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001, and 1/40
   reverse split in 2003  . . . . . . . . . . .      37,472,799       30,137,828
                                                 ===============  ===============


See accompanying notes to financial statements





                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                        Inception
                                                  Nine  months       Nine Months     December 31, 1992
                                                      Ended             Ended              Thru
                                              September 30, 2003  September 30, 2002  September, 2003
                                                                         (Restated see Note 1)
                                              ------------------  -----------------  ------------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      130,000   $            -   $      674,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Card sales and transaction fees. . . . . . .              33                -               33
   Commissions. . . . . . . . . . . . . . . . .           1,750                -            1,750
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .         131,783                -        1,450,441

EXPENSES

   General and Administrative . . . . . . . . .         109,036          126,458          843,030
   Officer Compensation . . . . . . . . . . . .          55,225                -          234,724
   Consulting fees. . . . . . . . . . . . . . .         619,050           27,640        1,201,842
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .           1,068              643          166,576
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         784,380          154,742        3,736,195
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (652,596)  $     (154,742) $    (2,285,754)

   Income Taxes . . . . . . . . . . . . . . . .               -                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (652,596)  $     (154,742)    $ (2,285,754)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.020)  $       (0.005)   $     ( 0.074)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp. . . . . . . . . . . . . . . . .     32,942,741       30,137,076       30,920,230
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                   Nine Months      Nine Months       Dec 31, 1992
                                                       Ended            Ended             Thru
                                               September 30, 2003  September 30, 2002 September 30, 2002
                                                                       (Restated see Note 1)
                                               ------------------  -----------------  ------------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (652,596)  $     (154,742)     ($2,385,754)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .           1,068              643          143,031
   Loss on disposal of office Furniture & Equip.               -                -           15,972
   Loss on write-off of software for license . .               -                -          538,492
   loss on cancellation of notes receivable. . .               -                -          406,067
   Common stock issued for services. . . . . . .         595,450                -          789,288
 Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .          18,808           58,827           30,074
   Increase (decrease) in Payable to officers. .           4,771                -          227,069
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -                -         (406,067)
   (Increase) decrease in Other Receivables. . .               -                -               -
   Increase (decrease) in Advance License Fees .               -                -                -
   (Increase) decrease in Deposits . . . . . . .              25                -             (102)
   Increase (decrease) in Deferred Taxes . . . .               -                -                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .         (32,475)          (95,272)       (541,931)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -           (8,408)         (44,726)
   Decrease (increase) in land held for Devel. .                       (1,800,000)      (1,800,000)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -                -         (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -       (1,808,408      (2,507,534)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -                -            3,700
   Payable assumed for land purchase . . . . . .                          850,000          850,000
   Increase (decrease) in Common and
       Preferred stock . . . . . . . . . . . . .               -        1,035,867        2,132,709
   Increase in Cash loans from officers. . . . .          30,537           19,538           65,261
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .          30,537        1,905,405        3,051,670
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (1,938)           1,725            2,204

Cash at Beginning of Period. . . . . . . . . . .           4,142            1,590                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        2,204   $        3,315   $        2,204
                                                  ===============  ===============  ===============


See accompanying notes to financial statements


                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
                          NOTES  TO  FINANCIAL  STATEMENTS
                              September  30,  2003


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. (A Development Stage Company) at September 30, 2003, and the consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the cumulative period during the development stage through September 30, 2003 and the statement of cash flows for nine month periods ended September 30, 2003 and 2002 and the cumulative period during the development stage through September 30, 2003, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. Comparative numbers for the three and nine month periods ended September 30, 2002, and the Inception to date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place in the beginning of the year 2002.

Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

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

As a part of the acquisition of undeveloped lots in Arizona, the Company assumed a liability to Mojave County, AZ for $650,000 related to unpaid property taxes on the lots, and assumed a mortgage to the seller in the amount of $200,000. The Company is currently negotiating a private placement stock transaction to pay off all debt and begin development of the project.

NOTE  4  -  Common  Stock

On March 25, the Company filed a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for advise and assistance in the operation and business of the Company. By March 30, 2003 the company had issued 87,385,000 of these shares to various consultants for their services. On or about March 29, the Company's Board of directors determined to effect a reverse stock split of 1 new share for 40 existing shares outstanding, with the effective date of April 16,2003. Effective June 30, 2003, as part of the triangular merger of the Company with Capitol Group Holdings
Corporation, the Company issued 30,000,000 shares to the prior common share-holders of Capitol Holdings Group Corporation in exchange for an equal number of common shares, representing all of the outstanding common shares, of Capitol Group Holdings Corporation. During the three month period July through September 2003, there were no additional shares issued. At September 30, 2003, there were 37,742,799 common shares issued and outstanding.

Note  5  -  Preferred  Stock

There are currently 3,335,000 shares of Series B Preferred Stock of the Company outstanding. Amongst other rights, Each holder of Series B Preferred Stock are be entitled to twenty (20) votes for each share of Series B Stock held at the record date for the determination of stockholders entitled to vote on any matter at any meeting of the Company's stock holders.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

For the three and nine month periods ended September 30, 2003, the Company recorded $1,783 in transaction fees and commissions from issued stored value cards, and $130,000 in consulting revenues related to consulting services provided by the Company's management. There were no revenues recorded in the same period of 2002.

In 2002, Management determined to expand its stated goals from entering the ATM market by the acquisition of an operating ATM company to include the marketing and processing of electronic transactions through various stored value cards such as payroll cards, loyalty cards, gift cards and debit cards. In this regard the Company established various Strategic marketing agreements and joint venture agreements to market electronic transaction products and other strategic alliance agreements for the processing and control of electronic transactions. During the three and nine month periods ended September 30, 2003, the Company continued to work on this objective and continued to enter into additional marketing and reseller agreements. In April, 2003, the Company acquired through a reverse triangular merger, Capitol Group Holding Corporation, a Nevada corporation which held approximately 1000 undeveloped lots in Arizona. Plans have been prepared and approved for the development of these lots as senior affordable housing. The Company filed a report on Form 8K dated June 30, 2003, which includes additional details of this acquisition/merger.

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

     b)  NONE

     c) During the quarter ended September 30, 2003 there were no additional shares of the Company's common or preferred stock issued.

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

Date:  November 11, 2003
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
                                       (Principal  Executive  Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
..
Date:  November 11, 2003

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

Dated  November 11, 2003

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

Date:  November 11, 2003

                              /s/James  Brewer
                              ------------------
                              James  Brewer
                              Acting  Chief  Financial  Officer
                              (Principal  Financial  and  Accounting  Officer)