Form 10KSB
period 2003-12-31
GLOBAL LINKS CORP
filed 2004-04-14
CIK 949728

Securities  and  Exchange  Commission
                               Washington  DC  20549
                                   Form  10-KSB

GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934:  For  the  fiscal  year  ended  December  31,  2003

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

        4600  East  Sunset  Road,  Suite  320,  Henderson,  Nevada
        ------------------------------------------------------------
                    (Address  of  principal  executive  offices)

                                 (702)  436-7007
                                 ----------------
                            Issuer's  telephone  number

        Securities  registered  under  Section  12(b)  of  the  Act:  NONE

        Securities  registered  under  Section  12(g)  of  the  Act:

          $0.001  Par  Value Voting Common Shares             OTC Bulletin Board
          ---------------------------------------             ------------------
                  (Title  of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The  issuers  revenues  for  the  year  ended  December  31,  2003.  131,830

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2004 was $1,941,000.

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 31, 2004, was 97,032,799 shares of Common Stock and 8,835,000 shares of Series B Preferred Stock.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___;  No_X_

                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

        Organization  and  General  History
Global Links Corp. (hereinafter referred to as "Global Links" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. In August, 2000, the Company's name was again changed to United Trading.Com, and in December 2001, the shareholders approved a name change to Global Links Corp. The Company had 2 contracts each outstanding for the licensed use of its casino and sports book software at March 31, 2001. These contracts were cancelled effective June 30, 2001 and replaced by a License Agreement calling for 7 1/2 percent of the net revenues from the Licensee's use of the Software for its own account or from any sub-license of the Software While the holder of the 7 1/2% net revenues license agreement has reported an increase in receipts from player activity on its Internet site, there have been no net revenues to date, and there can be no assurance that there will ever be any such net revenues. In 2002, the Company decided to pursue the business of marketing electronic transactions by offering a suite of comprehensive electronic products and proceeded to establish relationships with various companies which provide such products and others which specialize in the marketing of these products. In 2003, the Company merged with Capitol Group Holding Corporation and in addition to the marketing of electronic transactions products, the Company has entered the business of real estate acquisitions and development, real estate information services and international housing projects


-     BUSINESS  OF  ISSUER
      --------------------

The company is currently focused in four markets. The previous business of electronic transactions is ongoing. In addition, real estate acquisitions and development, real estate information services and international housing projects comprise the total scope of business.

The Company anticipates cash requirements to Be approximately $300,000 for operations in 2003. Over the next twelve months we intend to develop revenues by developing specific target markets. We believe that the Company will be able to generate sufficient revenue from ongoing sales in our information division and through the sale of non-performing assets.

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

The Company currently has Five full time employees. The Company expects a requirement for three additional individuals in 2004 for marketing and accounting control.

Item  2  DESCRIPTION  OF  PROPERTY.
        -----------------------

The Company currently leases office space in Henderson, Nevada for its principal operating activities. The lease is on a month to month agreement.

The Company has no official policy with respect to any investments in real estate however the company is negotiating the lease of an office building with an option to purchase. The plan is to acquire an executive suite office building. The company will occupy as many offices as needed and lease out the remainder to outside businesses. This is expected to greatly reduce the overall cost of office space to the company, and allow for future expansion with limited costs.




Item  3  LEGAL  PROCEEDINGS.
        -----------------

The  Company  is  not  a  party  to  any  pending  legal  proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None


                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELTED  STOCKHOLDER  MATTERS
         -----------------------------------------------------------------------
STOCKHOLDER  MATTERS.
-------------------

From October 10, 2000, following the forward split of the Company's stock, through December 20,2001 the stock was traded under the symbol "UTDT." Effective December 20, 2001 following a one for eight reverse stock split, thru February 28, 2003, the stock was traded under the symbol "UDTC." From March 3, 2003, through April 15, 2003 the stock was traded under the symbol "GLNK." On April 16, through June 30, 2003, the stock was traded under the symbol "GLKS." Effective July 1, 2003, with the merger with Capitol Group Holdings, the symbol was again changed to GBLL and has continued to trade under that symbol.
Quotations for the Company's stock are published on the OTC Bulletin Board. The high and low sales prices for each quarter for the years ended December 31, 2002 and 2003 adjusted for all forward and reverse splits were as follows:

          Quarter  Ended                 Low                    High  *
          --------------            ---------------        ----------------


          March  31,  2002                1.60               12.00
          June  30,  2002                 1.20                8.00
          September  30,  2002            1.00                8.00
          December  31,  2002             0.32                4.20

          March  31,  2003               $0.040              $0.480
          June  30,  2004                 0.060               0.300
          September  30,  2005            0.030               0.110
          December  31,  2006             0.010               0.070

* Prices adjusted for 1/8 reverse stock split effective December 21, 2002, and 1/40 reverse stock split effective April 16.

Quotations for Global Link's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

-     HOLDERS
      -------
The  number  of  holders  of  the  Company's  common  stock as of Dec. 31, 20032 was
approximately  600
These numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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


Date      Shares*         Base Rules Relied        Shareholder      Consideration other
          of common       upon for Exemption         Name or             Than Cash
          stock           from Registration**         Class
        ---------------  --------------------     --------------    -------------------
                         --------------------     --------------    --------------------
                         Section 4(2) of the      Ellshay, LLC      Consulting Services
May-02            3,750  Act.                     a Calif. corp     Valued at $9,000

                         --------------------     --------------    --------------------
                         Regulation S &           BFI Ltd.          Consulting Services
May-02            7,500  Section 4(2) of the      a Cook Is.        Valued at $18,000
                         Act.                     Corp
                         --------------------     --------------    --------------------
                         Section 4(2) of the      Corp.             Stock in lieu of
Jul-02           22,498  Act.                     Directors.        Compensation
                                                                    Valued at $22,500
                         --------------------     --------------    --------------------
                         Section 4(2) of the      Ellshay, LLC      Consulting Services
Nov-02            5,000  Act.                     a Calif. LLC      Valued at $3,600

                         --------------------     --------------    --------------------
                         Section 4(2) of the      Mark Ehrlich      Consulting Services
Dec-02           25,000  Act.                     an Individual     valued at $30,000
                                                  Mktg Consultant
                         --------------------     --------------    --------------------
Mar-03          390,925  Section 4(2) of the      James G. Brewer   As reimbursement for
                         Act                      An Individual     expenses and loans to
                                                  Director and      the company in the
                                                  Officer           amount of $15,637
                         --------------------     --------------    --------------------
Apr-03       30,000,000  Section 4(2) of the      Former share-     Acquisition of Capitol
                         Act                      holders of        Group Holdings
                                                  Capitol Group
                                                  Holdings
                         --------------------     --------------    --------------------



*  Prices adjusted for 1/8  reverse  stock  split  effective  December  21,  2001, and 1/40 reverse split effective April 16, 2003.

**  As well as any other available exemptions from registration.



Item  6  -PLAN  OF  OPERATION
        -------------------

The company is presently focused on building the real estate information business to the public. This division is able to operate at very controlled costs and will produce a viable cash flow for the company to continue the operations of real estate development and acquisition. The expected launch date of the subscription internet service is August 01, 2004.



     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     ---------------------------------------------------------------------------
OPERATIONS

MANAGEMENT DISCUSSION

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

Because the Company lacks capital, an investment in it involves a very high degree of.risk.

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS
In 2003, the Company received revenues of $130,000 from consulting services and minor revenues from commissions and transaction fees related to its electronic transaction business, as compared to no revenues in 2002.

In April, 2003, the Company entered into a triangular merger, effective June 30, 2003 to acquire Capitol Group Holdings Corporation, whose main asset is a real estate holding in Kingman, Arizona of 1,000 residential lots which have been designated for an energy-efficient, affordable senior housing project (the
"Acquisition"). We intend to use the assets acquired in the Acquisition to expand our core business and product offerings. The total consideration paid by the Company in connection with the Acquisition consisted of 30,000,000 shares of our common stock and 3,000,000 shares of unregistered, restricted Series B preferred stock.


RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements.


ITEM  7.  FINANCIAL  STATEMENTS.

                       GLOBAL  LINKS  CORP.  AND  SUBSIDIARIES

                        CONSOLIDATED  FINANCIAL  STATEMENTS

                           DECEMBER  31,  2002  AND  2003

                                      WITH

                                    REPORT  OF
                           CERTIFIED  PUBLIC  ACCOUNTANT

                                  GLOBAL  LINKS  CORP.
                          (A  Development  Stage  Company)
                   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                       Page
                                                                       ----

Independent  Auditor's  Report                                          F-3

Consolidated  Balance  Sheet  as  of  December  31,  2003               F-4

Consolidated  Statements  of  Operations  for  the  years
ended  December  31,  2002  and  2003  and  the  cumulative  period during  the  development  stage  from  Inception,  December  31,  1994
through  December  31,  2003                                            F-5

Consolidated  Statements  of  Cash  Flows  for  the
years  ended  December  31,  2002  and  2003  and  the  cumulative period  during  the  development  stage  from
Inception,  December  31,  1994  through  December  31,  2003            F-6

Consolidated  Statements  of  Changes  in  Shareholders'
Equity  (Deficiency),  for  the  years  ended
December  31,  2002  and  2003,  and  from  Inception,
December  31,  1994  Through  December  31,  2003                        F-7

Notes  to  Consolidated  Financial  Statements                  F-8  -  F-11

                              WILLIAM  E.  COSTELLO,  CPA
                        16055  VENTURA  BOULEVARD,  Suite  1212
                              ENCINO,  CALIFORNIA  91436

                            INDEPENDENT  AUDITOR'S  REPORT


Board  of  Directors
GLOBAL  LINKS  CORP.


I have audited the accompanying balance sheets of Global Links Corp. and Subsidiaries as of December 31, 2003, and December 31, 2002, and the related statements of income (loss), changes in stockholders' equity, and cash flows for the years ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

As shown in the financial statements, the Company incurred a net loss of $677,114 during the year ended December 31, 2003. This factor, among others, as discussed in Note 3, indicate that the company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In my opinion, subject to the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty about recoverability of assets and the amount and classification of liabilities referred to in the preceding paragraph been known, the financial statements referred to above present fairly, in all material respects, the financial position of Global Links Corp. and Subsidiary as of December 31, 2003, and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



S/William  E.  Costello
------------------------
William  E.  Costello,  CPA
April 14,  2004
Encino,  California
                                      F-3

                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                           CONSOLICATED BALANCE SHEET

                            ASSETS
                            ------
                                                        December 31,    December 31,
                                                            2003            2002
                                                                     (Restated see Note1)
                                                        ------------    ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     1,703     $      4,142
   Deposits. . . . . . . . . . . . . . . . . . . . .          102              127
                                                      ------------    -------------

Total Current Assets . . . . . . . . . . . . . . . .        1,805            4,269
                                                      ------------    -------------

PROPERTY AND EQUIPMENT
   Fixed Assets (Net of depreciation of
       $2,424 and $999. . . . . . . . . . . . . . . .       5,984            7,409
                                                        ----------    ------------

      Total Property and Equipment . . . . . . . . .        5,984            7,409
                                                      ------------    -------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .
   Land held for development                            1,800,000        1,800,000
                                                      ------------    -------------
                                                        1,800,000        1,800,000

      Total Assets . . . . . . . . . . . . . . . . .  $ 1,807,789     $  1,811,678
                                                      ============    =============

                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    39,313     $     11,267
   Payable to officers . . . . . . . . . . . . . . .      226,241          222,298
   Loans from officers . . . . . . . . . . . . . . .       47,523           34,724
   Other payable . . . . . . . . . . . . . . . . . .      850,000          850,000
   Income taxes payable. . . . . . . . . . . . . . .            -                -
                                                      ------------    -------------
      Total Current Liabilities                         1,163,077        1,118,289

OTHER LIABILITIES
   Deferred income taxes . . . . . . . . . . . . . .            -                -
                                                      ------------    -------------
                                                                -                -
                                                      ------------    -------------

STOCKHOLDERS' EQUITY
   Preferred Stock par value $0.001 (50,000,000
     Shares authorized, 3,335,000 and none
     issued and outstanding. . . . . . . . . . . . .       3,335                 -

   Common Stock par value $0.001 (500,000,000 shares
     authorized, 37,972,799 and 30,303,125
     issued and outstanding). . . . . . . . . . . .       37,973            30,303
   Additional Paid-in Capital . . . . . . . . . . .    2,913,676         2,296,244
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .  (2,310,272)       (1,633,158)
                                                      ------------    -------------

   Total Stockholders' Equity. . . . . . . . . . . .     644,712           693,389)
                                                      -----------      ------------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $1,807,789      $  1,811,678
                                                      ===========     =============


The accompanying notes are an integral part of these financial statements.

                                                                           F-4

                                         GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                      Inception
                                                   Year ended       Year ended     December 31, 1994
                                                  December, 31     December, 31          Thru
                                                      2003             2002        December 31, 2003
                                                                        (Restated, See Note 1)
                                                 ---------------  ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      130,000   $            -   $      674,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Card sales & transaction fees. . . . . . . .              80                -               80
   Commissions. . . . . . . . . . . . . . . . .           1,750               -             1,750
   Interest Income. . . . . . . . . . . . . . .               -                -            3,764
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .          131,830               -        1,450,488

EXPENSES

   General and Administrative . . . . . . . . .         118,045           87,130          852,038
   Officer Compensation. . . . . . . . . . . . .         55,225          178,499          234,724
   Consulting Fees . . . . . . . . . . . . . . .        634,250          139,640        1,217,042
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .           1,425            1,000          166,932
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         808,944          406,269        3,760,760
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (677,114)  $     (406,269) $    (2,310,272)

   Income Taxes . . . . . . . . . . . . . . . .               -                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (677,114)  $     (406,269)  $   (2,310,272)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $       (0.020)  $       (0.026)  $       (0.074)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for 1/50 reverse split in 1999,
    3/1 forward spit in October, 2000,
   and 1/8 reverse split in 2001, and a
   1/40 reverse split in 2003. . . . . . . . . .     34,137,459       30,158,803       31,111,306
                                                 ===============  ===============  ===============


The accompanying notes are an integral part of these financial statements.

                                                                             F-5

                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Inception
                                                     Year ended      Year ended       Dec 31, 1994
                                                    December 31,     December 31,         Thru
                                                        2003             2002       December 31, 2003
                                                                        (Restated, See Note 1)
                                                  ---------------  ---------------  -----------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (677,114)  $     (406,269)   $    (2,310,272)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .           1,425            1,000            143,387
   Loss on disposal of office Furniture & Equip.               -                -             15,972
   Loss on write-off of software for license . .               -                -            538,492
   Loss on cancellation of notes receivable. . .               -                -            406,067
   Common Stock issued for services. . . . . . .         609,450          193,838            803,288
   Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .          28,046           (3,812)            39,312
   Increase (decrease) in Payable to Officers. .           3,943          181,877            226,241
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -                -           (406,067)
   (Increase) decrease in Deposits . . . . . . .              25             (127)              (102)
   Increase (decrease) in Deferred Taxes . . . .               -                 -                 -
                                                  ---------------  ---------------    ---------------

Net cash provided by Operating Activities. . . .         (34,226)         (33,494           (543,682)
                                                  ---------------  ---------------    ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -           (8,408)           (44,726)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -                -           (661,618)
   Decrease (increase) in Land held for Devel. .               -       (1,800,000)        (1,800,000)
  Decrease (increase) in  Organization Costs . .               -                -             (1,190)
                                                  ---------------  ---------------    ---------------

Net cash (used) by Investment activities . . . .               -       (1,808,408)        (2,507,534)
                                                  ---------------  ---------------    ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -                -              3,700
   Payable assumed for land purchase . . . . . .                          850,000            850,000
   Cash Loans from Officers                               31,787           34,724             66,511
   Increase (decrease) in Common Stock . . . . .               -          959,730          2,132,709
                                                  ---------------  ---------------    ---------------

Net cash provided by Financing Activities. . . .          31,787        1,844,454          3,052,920
                                                  ---------------  ---------------    ---------------

Increase (decrease) in Cash. . . . . . . . . . .          (2,439)           2,553)             1,703

Cash at Beginning of Period. . . . . . . . . . .           4,142            1,589                  -
                                                  ---------------  ---------------    ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        1,703   $        4,142     $        1,703
                                                  ===============  ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                                                             F-6

                       GLOBAL LINKS CORP.
               (A Development Stage Enterprise)
  CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
         For the Years ended December 31, 2001, 2002 and 2003




                                    Common Stock                  Preferred Stock           Paid-in      Retained       Total
                                 Shares       $                  Shares      $              Capital      Earnings       Equity
                                -----------  -----------------  ----------  ------------  -----------  ------------  --------


Balance 12/31/00 . . . . . .       128,759   $            129            -             -   $1,172,850  $  (127,463)  $1,045,516
                              =============  =================  ==========  ============  ===========  ============  ===========

Shares lost due to reverse
   Stock split rounding. . .            (7)                 -           -             -             -            -            -

Net Income . . . . . . . . .                                                                            (1,099,426)  (1,099,426)

Balance 12/31/01 . . . . . .       128,752   $            129            -             -   $1,172,850  $(1,226,889)  $  (53,909)
                              =============  =================  ==========  ============  ===========  ============  ===========
Stock issued for Services. .       174,373                174           -             -             -      167,024   $  167,198

Net Income (Loss). . . . . .             -                  -            -             -            -     (347,501)    (347,501)

Balance 12/31/02 . . . . . .       303,125                303            -             -    1,339,874  $(1,574,390)  $ (234,213)
                              =============  =================  ==========  ============  ===========  ============  ===========

Stock issued for Services. .     7,278,750              7,279            -             -      592,171            -  $   599,450

Stock split Odd-lot adj. . .            (1)                 -            -            -             -            -            -

Stock issued for conversion
   of debt . . . . . . . . .       390,925                391      335,000          335        18,261            -  $    18,987

Shares issued for
   acquisition of assets. . .   30,000,000             30,000    3,000,000        3,000       963,370      (58,768)    $937,602

Net Income (Loss). . . . . .             -                  -            -            -             -     (677,114)    (677,114)

Balance 12/31/03 . . . . . .    37,972,799             37,973    3,335,000        3,335     2,913,676  $(2,310,271)    $644,712
                              =============  =================  ==========  ============  ===========  ============  ===========

Number of shares issued reflects a 3 for 1 forward
stock split effected October 4, 2000, a 1 for 8 reverse stock split effected December 21, 2001, and
a 1 for 40 reverse stock split effected April, 16, 2003.



The accompanying notes are an integral part of these financial statements.

                                   GLOBAL  LINKS  CORP.
                          (A  Development  Stage  Enterprise)
                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2002  and  2003



1.  ORGANIZATION
-------------------------


Global Links corp. (hereinafter referred to as the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company." In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. The Company then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet. In August, 2000, the name was changed to United Trading.Com to reflect the change in business to encompass a broader e-commerce visibility on the Internet. In December 2002, the shareholders approved another change in the Company's name to Global Links Corp. to reflect the Company's entry into the Electronic Transaction Business. Comparative numbers for the year ended December 31, 2002, and the Inception to date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place at the beginning of the year 2002.


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

                                   GLOBAL  LINKS  CORP.
                           (A  Development  Stage  Enterprise)
                      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2002  and  2003

3.  RELATED  PARTY  TRANSACTIONS
    --------------------------

During 2002 and 2003, Mr. James Brewer made cash loans to the Company totaling approximately $63,000, and personally paid corporate costs totaling approximately $86,400. In September, 2003, Mr. Brewer agreed to forgo the repayment of a total of $130,000 of these receivables in exchange for certain consulting services by the Company. The company believes that the consulting services provided to Mr. Brewer did not exceed the $130,000 paid by Mr. Brewer. The total sum of $130,000 were accordingly treated as consulting revenues in the third quarter of 2003 and reported as such.


4.  PREFERRED  STOCK
    ---------------

On December 14, 2001, the Board of Directors approved the establishment of 5,000,000 shares of Series A Convertible Preferred Stock, and approved the issuance of 3,530,000 shares of such stock to Mr. James Brewer, the president and CEO of the Company, 490,000 shares each to three other individuals. In April, 2003, Mr. Brewer exercised his option to purchase 3,350,000 these shares. The Board of Directors subsequently authorized the issuance of Series B Convertible Preferred Stock and authorized Mr. Brewer to exchange the series A
Convertible Preferred Stock for Series B Convertible Preferred Stock of the basis of one share of Series B for each 10 shares of Series A converted. The Series B Convertible Preferred Stock contains the following features:
   8%  non-cumulative  dividend
   Each  share  entitled  to  20  votes
   Each issued share convertible, at any time, at the option of the holder, into the corporation's common stock at ten common shares for each class "B" preferred share held
   The  common  share  conversion feature is not subject to dilution as a common stock  equivalent
   Payment of any dividends on Class "B" preferred stock is subject to and not in excess of dividends on the corporation's common stock based on the factor (one for ten) into which the Class "B" preferred shares are entitled to convert into the corporation's common stock.

At December 31, 2003 there were, 3,335,000 Series B Preferred Shares issued and outstanding, and no Series A Preferred Shares issued or outstanding.

                                  GLOBAL  LINKS  CORP.
                         (A  Development  Stage  Enterprise)
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December  31,  2002  and  2003


5.  COMMON  STOCK
    ---------------------------

The Company effected a reverse split of its common stock on the basis of 1 share for each eight shares of issued and outstanding common stock outstanding effective December 21, 2001. The authorized capitalization of the Company remained unchanged, with 50,000,000 (par value $0.001) common shares and 20,000,000 (par value $0.001) preferred stock authorized. In December 2002, the shareholders authorized an increase in authorized shares to 550,000,000 shares consisting of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001. At December 31, 2003, there were 37,972,000 common shares issued and outstanding During the year ended December 31, 2003, the company made sales of its common stock to the following entities:

Entity  or  Group      Number of Shares*           Per share price determination
-----------------      ----------------            -----------------------------

Various Corp.             7,278,750                $0.082  - Board determination
Consultants                                        closing  price  previous
                                                   trading  day

James  Brewer  Corp.
officer                     390,925  (Restricted)  $0.04  - Board  determination
                                                   closing  price  previous
                                                   trading  day

Acquisition  of  Capitol
  Group Holding Co.      30,000,000  (Restricted)  $0.033  - Board determination
                                                   Net  Value of assets acquired

No  additional  shares  were  issued  during  the  year ended December 31, 2003.

Stock  Options  and  Warrants
-----------------------------
In December 2001, the Company granted Mr. James Brewer options to purchase 12,500 shares, and Mr. James Hancock options to purchase 2,500 shares (adjusted for the one for eight reverse stock split effective December 21, 2001, and a one for forty reverse stock split effective April 16, 2003) of the Company's common stock at an exercise price of $4.00 per share. Mr. Brewer's option is Still outstanding at December 31, 2003, and is exercisable at any time prior to December 14, 2006. Mr. Hancock has resigned from the Company and his option has been cancelled. The Company has adopted the disclosure only provisions of SFAS 123.

                                  GLOBAL  LINKS  CORP.
                         (A  Development  Stage  Enterprise)
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December  31,  2002  and  2003


For disclosure of stock option compensation to the above individuals, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal 2001: no annual dividends, expected volatility of 50%; risk-free interest rate of 6%; and expected lives of 5 years.

The weighted average fair value of stock options granted to employees and officers during the fiscal year 2001 was approximately $0, however the option granted to Mr. Brewer to receive a portion of his unpaid salary in stock was valued at December 31, 2003 at $91,813. Accordingly, the Company's pro forma loss and net loss per share for the year ended December 31, 2003 would be as follows:


                                                    Year  Ended
                                                 December  31,  2003

Net  loss  applicable  to  common  shares:

                          As  reported          $       (677,114)
                                               =================

                          Pro  forma            $       (768,927)
                                               =================

Net  loss  per  common  share:

                          As  reported          $         (0.020)
                                               =================

                          Pro  forma            $         (0.023)
                                               =================

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.
        ---------------------------------------------

There  have  not  been  any  changes  in  or  disagreements  with  Accountants.

ITEM  8a.  CONTROLS  AND  PROCEDURES.
          ------------------------
The principal executive and financial officer of the Company reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) as of December 31, 2003. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS. Our principal executive and financial officer is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive and financial officer concluded that our internal controls over financial reporting were effective. There were no significant changes in our internal controls over financial reporting or other factors that could significantly affect those controls during our fourth fiscal quarter of the Year 2003 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.



                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.
         --------------------------------------------------------------

This  table  describes  the  Company's  current  Directors  and  Executive
Officers.

                  NAME                       AGE                TITLE
----------------------------------------     ---               -------
Frank  L. Dobrucki                            44     President, Chief Executive
                                                     Officer  and  Director

Frank J Dobrucki, President, CEO and Director. Mr. Dobrucki has been the chief executive officer and a director of the Company since April, 2003. He has been president, chief executive officer and a director of Capitol Group Holdings Corporation since March 2000. Mr. Dobrucki has over twenty years of experience in the real estate foreclosure industry, serving in executive management positions with several real estate trustee ventures and as a banking, loan dissolution consultant.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
-------------------------------------------------------

All  required  reports  have  been  filed  timely

CORPORATE  CODE  OF  ETHICS.
-------------------------
In addition to the Code of Business Conduct and Ethics of Indiginet, Inc. (the "Company") that apply to all employees and directors of the Company, the CEO and all financial officers, including the principal financial officer and the principal accounting officer, are bound by the provisions set out below. Collectively the Officers of the Company to whom this Code of Ethics applies are called "the Officers".

     1. The Officers are responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by the Company with the SEC or disclosed to shareholders and/or the public.

     2. Therefore, the Officers shall immediately bring to the attention of the Audit Committee, [or Disclosure Compliance Officer], any material information of which the employee becomes aware that affects the disclosures made by the Company in its public filings and assist the Audit Committee [or Disclosure Compliance Officer] in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the SEC.

     3. Each of the Officers shall immediately bring to the attention of the Audit Committee [or Disclosure Compliance Officer] any information he may have concerning:

          (a) defects, deficiencies, or discrepancies related to the design or operation of internal controls which may affect the Company's ability to accurately record, process, summarize, report and disclose its financial data or

          (b) any fraud, whether or not material, that involves management or other employees who have influential roles in the Company's financial reporting, disclosures or internal controls.

     4. The Officers shall promptly notify the Company's General Counsel, or the CEO as well as the Audit Committee of any information he or she may have concerning any violation of the Company's Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

     5. The Officers shall immediately bring to the attention of the General Counsel or the CEO and the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulation applicable to the Company and the operation of its business, by the Company or any agent of the Company.

     6. The Board of Directors shall determine, or designate appropriate persons to determine, the appropriate actions to be taken in the event of a reported violation of the Code of Ethics. The actions taken shall be designed to deter wrongdoing and to promote accountability for adherence to the Code of Ethics. Such action may include a written notice to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension without pay or benefits (as determined by the Board) and termination of employment.

In determining what action should be taken, the Board, or its designee, shall take into account all relevant information, including

     -  the  nature  and  severity  of  the  violation,

     -  whether  the violations was a single occurrence or repeated occurrences,

     -  whether  the  violation appears to have been intentional or inadvertent,

     - whether the individual in question had been advised prior to the violation as to the proper course of action and

     - whether or not the individual in question has committed other violations in the past.


ITEM.  10  EXECUTIVE  COMPENSATION
          ----------------------

The following table sets forth the compensation of Global Links Corp.'s chief executive officer for the periods indicated.


               SUMMARY  COMPENSATION  TABLE

               -------Annual  Compensation-------               -----Long-term  Compensation-----

                                            Other                 Securities
                                           Annual     Restricted   Underlying               All Other
Name and                                   Compen-      Stock      Options/      LTIP       Compen-
Principal               Salary    Bonus    sation     Award(s)       SAR's      Payouts     sations
Position       Year       $         $         $           $            #           $           $
(a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (I)
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Hancock
President/
CEO         July 24, 2001
                Thru
COO     Dec. 13, 2001    $1,000        0          0            0        2,500          0            0
                 2002   $10,000        0          0       $8,750            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Brewer
President, CEO
CFO        Dec 14, 2001
               Thru
         Dec 31, 2001  $10,000         0          0            0    1,012,500          0            0
                2002  $135,000         0    $18,043      $13,748    4,312,500          0            0
         2003 thru
            April 30   $45,000         0    $ 6,677            0    1,750,000          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

F. Dobrucki  (see note below)
President, CEO
         May 1, 2003
           Thru
        Dec. 31, 2003 $     0          0          0            0            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

Number of shares and exercise price reflect 1 for 8 reverse stock split effective December 21, 2001, and 1 for 40 reverse stock split effective April 16, 2003.

                                       9

Note: Mr. F. Dobrucki entered into a five year employment agreement with Capitol Group Holdings Corporation, dated July 1, 2002 calling for annual compensation of $156,000 plus a cash bonus of from $50,000 to $100,000 per year, which agreement was assumed by the Company in April, 2003. The Company and Mr. Dobrucki agreed in December,2003 to forgo the compensation for 2003 in exchange for 4,000,000 shares of Series B Preferred Stock, and cancellation of the Agreement for the remaining contract period, to be replaced by a new agreement at a future date. There being no market for the preferred shares, the stock will be valued at the par value of $0.001 per share (total value $4,000) for accounting purposes. At December 31, 2003, the shares had not been issued, but were issued in January, 2004.



                             Option/SAR  Grants  in  Last  Fiscal  Year
                                     Individual  Grants


                Number of Securities        % of Total Options/SARs          Exercise or
              Underlying Options/SARS       Granted to Employees in          Base Price    Expiration
Name               Granted (#)                   Fiscal Year
------------    ---------------------       -----------------------        -------------    ----------
James G. Brewer
   CEO, CFO
   and Director              -                      -%

James L. Hancock
   Director and
   Former President
   and CEO                   -                      -%





Mr. James Brewer entered into a three year consulting agreement with the company Effective October 1, 2001, which agreement was cancelled on December 14, 2001 and replaced by a three year employment agreement effective December 1, 2001 calling for salary of $10,000 per month through September, 30, 2002, $11,250 per month from October 1, 2002 through September 30, 2003, $12,500 per month, from October 1, 2003 through September 30, 2004, and $15,000 per month from October 1, 2004 through November 30, 2004. However, Mr. Brewer has resigned as an officer of the Company effective May 1, 2004, and therefore it is believed by the Company that no additional amounts are due Mr. Brewer after that date. No cash payments have been made to Mr. Brewer on either the consulting agreement or the employment agreement, however, Mr. Brewer received 390,925 shares of the Company's common stock equivalent to $15,637 as partial payment of amounts due Mr. Brewer under the employment agreement. Mr. Brewer also received an option to purchase 12,500 shares of the Company's common restricted stock at an option price of $4.00 per share exercisable at any time prior to December 15, 2006. Mr. Brewer's employment agreement authorizes Mr. Brewer to receive stock in lieu of payment for salary amounts in excess of $6,000 per month. At December 31, 2003, $84,750 of Mr. Brewer's accrued unpaid salary may be received in restricted common stock at a price equal to 60% of the closing price on the day Mr. Brewer elects to take such salary in the form of stock. Based on the Closing price of the Company's common stock on December, 31, 2003, of $0.02 per share, an exercise price of $0.012 is included in the table above. Other Annual Compensation for Mr. Brewer as reflected in Col. (e) of the Summary Compensation Table above also remains accrued but unpaid as of December 31, 2003.

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



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
          --------------------------------------------------------------

This table describes the ownership at December 31, 2002 of the Company's outstanding common stock by: (i) each of the Company's Officers and Directors;
(ii)  each  person  who  is  known  by  the  Company  to own more than 5% of the
Company's outstanding common stock; and (iii) all of the Company's Officers and Directors as a group:

TITLE OF         NAME AND ADDRESS OF          AMOUNT AND NATURE OF    PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
                                                     (Common Shares)
          Principle Shareholders
          ---------------------------------   ----------------------   ---------
Common    U.S. Microbics Inc.                             2,400,000      6.3%
Stock     5922-B Farnsworth Court
          Carlsbad, CA 92008
          ---------------------------------
Common    U.S. Capital Group Inc.                         3,600,000      9.5%
Stock     5922-B Farnsworth Court
          Carlsbad, CA 92008
          ---------------------------------
Common    __________________________
Stock     __________________________
          __________________________                         _________     ____%
          ---------------------------------


Series B  James G. Brewer                                   335,000     10.0%
Convert.  1280 Bison, Suite B9-529
Preferred Newport Beach, CA 92660

          ---------------------------------

          Officers Directors:
          ---------------------------------
Common    Frank Dobrucki                                  3,910,000     10.3%
Stock     4600 E. Sunset Rd., # 320
          Henderson, NV 89014
          ---------------------------------

Common    All Officers and Directors
stock     as a group (1 person)                            3,910,000     10.3%
          ---------------------------------                =========     ======




Series B  Frank J. Dobrucki (see note below)               2,550,000     76.5%
Convert   4600 E. Sunset Rd., # 320
Preferred Henderson, NV 89014
          ---------------------------------
Series B  All Officers and Directors
Convert   as a group (1 person)
Preferred                                                  2,550,000     76.5%
          ---------------------------------                =========     ======

Note: Mr. F. Dobrucki entered into a five year employment agreement with Capitol
Group Holdings Corporation, dated July 1, 2002 calling for annual compensation of $156,000 plus a cash bonus of from $50,000 to $100,000 per year, which agreement was assumed by the Company in April, 2003. The Company and Mr.
Dobrucki agreed in December,2003 to forgo the compensation for 2003 in exchange for 4,000,000 shares of Series B Preferred Stock, and cancellation of the Agreement for the remaining contract period, to be replaced by a new agreement at a future date. There being no market for the preferred shares, the stock will be valued at the par value of $0.001 per share (total value $4,000) for accounting purposes. At December 31, 2003, the shares had not been issued, but were issued in January, 2004.



                Equity  Compensation  Plan  Information

                                                                 Number  of
                                                                 Securities
                                                                  Remaining
                    Number of                               available for future
                   Securities  to  be                            issuance  under
                    Issued  upon          Weighted-average          equity
                    Exercise  of         exercise  price  of        compensation
                    Outstanding            outstanding         plans  (excluding
                Options, warrants       options, warrants   securities reflected
                    And  rights             and rights            in column (a))
Plan  category           (a)                   (b)                     (c)
-------------   ------------------    -------------------   --------------------
Equity
Compensation  plans
approved  by
security  holders

-------------   ------------------    -------------------   --------------------
Equity
Compensation  plans
not  approved  by        7,075,000                 $0.019           71,115,000
security  holders  (see
Notes  below)

-------------   ------------------    -------------------   --------------------
Total
-------------   ------------------    -------------------   --------------------

Notes:
     (1) Global Links 2000 Stock Option Plan authorized 3,000,000 shares for issuance to Employees, Directors and/or consultants. Options to purchase 600,000 of these shares were been awarded to directors of the Company at a price of $0.10 per share prior to the reverse 1/40 reverse split effected in April, 2003. Options for 100,000 shares were surrendered, and 500,000 shares have been adjusted to 12,500 shares at $4.00 per shares after adjustment for the stock split. This plan was terminated in 2002.

     (2) In September, 2002, an Employee Stock Incentive Plan For The Year 2002 was approved and the issuance of 1,000,000 common shares was authorized. The plan allows for issuance of common stock to employees as an incentive. Such stock is to be purchased at the fair market value on the date of issue. At December 31, 2003, all 1,000,000 shares remained available for future issuance.
     (3) An Employment Agreement executed in December, 2001, between the Company and Mr. James Brewer authorize Mr. Brewer to receive stock in payment of salary for salary amounts in excess of $6,000 per month. Currently, $84,750 of Mr. Brewer's accrued unpaid salary may be received in restricted common stock at a price equal to 60% of the closing price on the day Mr. Brewer elects to take such salary in the form of stock. Based on the Closing price of the Company's common stock on December, 31, 2003, of $0.02 per share, an exercise price of $0.012 is included in the table above.
     (4) In September, 2002, a Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002 was approved and the issuance of 4,000,000 common shares was authorized. This plan is designed to be used to compensate non-employees and non-employee directors for their services to the Company. None of these shares remain available for December 31, 2003.
     (5) In December, 2002, a Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002, #3 was approved and the issuance of 20,000,000 common shares was authorized. This plan is designed to be used to compensate non-employees and non-employee directors for their services to the Company. None of these shares remain available at December 31, 2003.
     (6) In December 2001, the Board of Directors authorized Series A preferred stock consisting 5,000,000 shares, and authorized the purchase of such shares by 4 individuals at a price of $0.001 per share. One of the options was exercised for a total of 3,500,000 shares was exercised, and the balance of the options were terminated as of December 31, 2003. In June, 2003, the Board of Directors authorized Series B preferred stock consisting of 5,000,000 shares and offered an exchange of such shares to the holder of the Series A preferred stock on the basis of one share of Series B preferred stock for each 10 shares of Series A preferred stock exchanged. The holder of Series A exchanged the outstanding series A preferred shares for 335,000 shares of Series B preferred Shares.


Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          ----------------------------------------------

During 2002 and 2003, Mr. James Brewer made cash loans to the Company totaling approximately $63,000, and personally paid corporate costs totaling approximately $86,400. In September, 2003, Mr. Brewer agreed to forgo the repayment of a total of $130,000 of these receivables in exchange for certain consulting services by the Company. The total sum of $130,000 were accordingly treated as consulting revenues in the third quarter of 2003 and reported as such.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)  Exhibits


Exhibit
Number                                    Description  **                   Page
------                                    --------------                    ----
     2.1*                     Plan  and  Agreement  of Triangular Merger
                              between  the  registrant  and  its wholly-
                              owned  subsidiary,  Global  Links  Capital
                              Group,Inc.,  and  Capitol  Group  Holdings
                              Corporation  dated  June  16,  2003

     3.1*                     Amended  and  Restated  Articles  of
                              Incorporation,  For  Global  Links  Corp.

     3.2*                     By-Laws as restated for Global Links Corp.

     4.1* Rights, Preferences, Privileges and Restrictions Series "A" Convertible Preferred Stock

     4.2                      Rights,  Preferences,  Privileges  and
                              Restrictions  Series  "B"  Convertible
                              Preferred  Stock                                18

     10.1*                    United  Trading.Com  Employee  Stock
                              Incentive  Plan  For  The  Year  2002

     10.2* United Trading.Com Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002

     10.3* United Trading.Com Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002 No. 3

     10.4*                    Global  Links  Corp.  Employee  Stock
                              Incentive  Plan  for  the  Year  2003

     10.5* Global Links Corp. Non-Employee Directors and Consultants Retainer Stock Plan for Year 2003

     19.1                     List  of  subsidiaries                          21




*  Exhibits  were  previously  filed.

** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.


(b)  REPORTS  ON  FORM  8-K

There have been no reports of Form 8-K made during the quarter ended December 31, 2003.

ITEM  14  PRINCIPAL  ACCOUNT  FEES  AND  SERVICES


----------
Aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows:

                                   December  31,  2002     December  31,  2003
                                   ------------------   -------------------
Audit  Fees                             $1,625                   $1,250

Audit-Related  Fees                       None                     None

Tax  Fees                           Not  broken  out        To be determined

All  Other  Fees                           None                    None

Audit  Committee's  pre-approval  policies  and  procedures:  Not  applicable



                                 SIGNATURES


IN accordance with Section 13 or 15(d) of THE Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLOBAL  LINKS  CORP.
                        ---------------------------------------------------
                                  (Registrant)



                    By:      s/Frank  J.  Dobrucki,  President  and  Director
                        -------------------------------------------------


                    Date:  April  14,  2004
                          ----------------

                  CERTIFICATION  PURSUANT  TO
         SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002



     I, Frank J. Dobrucki, Chief Executive Officer and Chief Financial Officer Of Global Links Corp., certify that:

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

Dated:  April  14,  2004         Signature:  /s/  Frank  J.  Dobrucki
                                           ----------------------------------
                                           Frank  J.  Dobrucki
                                           Chief  Executive  Officer,  and
                                           Chief  Financial  Officer

                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Annual Report of Global Links Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
G. Brewer, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated:                               /s/  Frank  J.  Dobrucki
           April  14,  2004                 ----------------------------
                                          Frank  J.  Dobrucki,  Chief
                                          Executive  Officer,  President,
                                          and  Chief  Financial  Officer