Form 10QSB
period 2004-03-31
GLOBAL LINKS CORP
filed 2004-05-14
CIK 949728

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                      For  Quarter  Ended:  March 31, 2004

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

The number of shares of the registrant's issued and outstanding stock as of May 10, 2004, was 134,572,799 shares of common, 8,835,000 shares of series B preferred stock.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2004, are attached hereto.


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                            ASSETS
                            ------
                                                    March 31, 2004     Dec. 31, 2003
                                                      (Unaudited)
                                                  ----------------   ------------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $   618,578         1,703
   Deposits. . . . . . . . . . . . . . . . . . . . .          102           102
   Other receivables . . . . . . . . . . . . . . . .       64,685             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .      683,365         1,805
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Fixed Assets (net of depreciation of
      $2,780 and $1,000                         -           5,628         5,984
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .        5,628         5,984
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
   Land held for development (see Note 2). . . . . .    1,800,000     1,800,000
                                                      ------------    ----------

                                                        1,800,000     1,800,000
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $ 2,488,993    $1,807,789
                                                      ============    ==========

                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    20,676     $  39,313
   Payable to officers . . . . . . . . . . . . . . .      228,124       226,241
   Loan from officer . . . . . . . . . . . . . . . .       11,700        47,523
   Other payables.(see note 3) . . . . . . . . . . .      850,000       850,000
   Income taxes payable. . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .    1,1105003     1,163,077

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -

                                                      ------------    ----------

                                                                -             -
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (500,000,000 shares
     authorized, 104,572,799,and 37,972,799 issued
     and outstanding).(see note 4) . . . . . . . . .      104,573        37,973
   Preferred Stock, Series B 5,000,000 shares
     Authorized, 3,335,000 and 0 outstanding
     (see note 5) . . . . . . . . . . . .. . . . . .        8,835         3,335
   Additional Paid-in Capital. . . . . . . . . . . .    3,986,558     2,913,676
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (2,721,473)   (2,310,272)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .    1,378,493       644,712
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 2,488,993     $1,807,789
                                                      ============    ==========

See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                                      STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                        Inception
                                                  three  months     Three Months     December 31, 1992
                                                      Ended             Ended              Thru
                                                  March 31, 2004    March 31, 2003     March 31, 2004
                                                                         (Restated see Note 1)
                                              ------------------  -----------------  ------------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      674,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Card sales and transaction fees. . . . . . .              32               -               112
   Commissions. . . . . . . . . . . . . . . . .               -                -            1,750
   Interest Income. . . . . . . . . . . . . . .              36                -            3,800
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .              68                -        1,450,556

EXPENSES

   General and Administrative . . . . . . . . .          96,771           61,579          948,809
   Officer Compensation . . . . . . . . . . . .          16,627           41,325          251,351
   Consulting fees. . . . . . . . . . . . . . .         297,515          135,950        1,514,557
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .             356                -          167,288
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         411,269          238,854        4,172,029
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (411,201)  $     (238,854) $    (2,721,473)

   Income Taxes . . . . . . . . . . . . . . . .               -                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (411,201)  $     (238,854)    $ (2,721,473)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.006)  $       (0.008)   $     ( 0.085)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp. . . . . . . . . . . . . . . . .     68,557,414       30,628,593       32,129,410
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                   three Months     three Months       Dec 31, 1992
                                                       Ended            Ended             Thru
                                                  March 31, 2004   March 31, 2003     March 31, 2004
                                                                       (Restated see Note 1)
                                               ------------------  -----------------  ------------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $     (411,201)  $     (238,854)     ($2,721,473)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .             356                -          143,742
   Loss on disposal of office Furniture & Equip.               -                -           15,972
   Loss on write-off of software for license . .               -                -          538,492
   loss on cancellation of notes receivable. . .               -                -          406,067
   Common stock issued for services. . . . . . .         140,000          145,450          973,288
   Preferred stock issued for services . . . . .           1,500                -            1,500
 Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .         (18,637)           3,029           20,675
   Increase (decrease) in Payable to officers. .           1,883                -          228,124
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -                -         (406,067)
   (Increase) decrease in Other Receivables. . .         (64,685)               -          (64,685)
   (Increase) decrease in Deposits . . . . . . .               -                -             (102)
   Increase (decrease) in Deferred Taxes . . . .               -                -                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .        (350,783)          (17,125)       (894,466)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .               -                -          (44,726)
   Decrease (increase) in land held for Devel. .                                -       (1,800,000)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .               -                -         (661,618)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .               -                        (2,507,534)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -                -            3,700
   Payable assumed for land purchase . . . . . .                                -          850,000
   Increase (decrease) in Preferred stock. . . .           4,000                -            4,325
   Increase (decrease) in Common stock . . . . .         999,482                -        3,131,866
   Increase in Cash loans from officers. . . . .         (35,823)          16,800           30,688
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .         967,659           16,800        4,020,579
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .         616,875             (325)         618,578

Cash at Beginning of Period. . . . . . . . . . .           1,703              325                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $      618,578   $            -   $      618,578
                                                  ===============  ===============  ===============

See accompanying notes to financial statements

                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                 March 31, 2004


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. (A Development Stage Company) at March 31, 2004, and the consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 and the cumulative period during the development stage from December 31, 1992 through March 31, 2004 and the statement of cash flows for three month periods ended March 31, 2004 and 2003 and the cumulative period during the development stage through March 31, 2004, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Comparative numbers for the three month period ended March 31, 2003, and the Inception to date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place in the beginning of the year 2002.

Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

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

On March 25,2003, the Company filed a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. By March 31, 2004 the company had issued 92,485,000 of these shares to various consultants, for their services. In this same registration statement, the Company registered 5,000,000 shares to be purchased by employees of the Company, all of which had been issued by March 31, 2004. On or about January 28, 2004, the Company filed a registration statement of form S-8 registering additional shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. In addition, in this same registration, the Company registered shares underlying options for employees of the Company to purchase common shares of the Company. At March 31, 2004 56,000,000 of these shares had been purchased by employees of the Company.

Note  5  -  Preferred  Stock

There are currently 8,835,000 shares of Series B Preferred Stock of the Company outstanding. Amongst other rights, Each holder of Series B Preferred Stock are be entitled to twenty (20) votes for each share of Series B Stock held at the record date for the determination of stockholders entitled to vote on any matter at any meeting of the Company's stock holders.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
             PLAN  OF  OPERATIONS


The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

THIS  QUARTERLY  REPORT  ON  FORM  10-QSB  CONTAINS  STATEMENTS WHICH CONSTITUTE
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

Because the Company lacks capital, an investment in it involves a very high degree of.risk.

For the three month period ended March 31, 2004, the Company recorded $32 in transaction fees and commissions from issued stored value cards, and $36 in interest income. There were no revenues recorded in the same period of 2003.

In April, 2003, the Company entered into a triangular merger, effective June 30, 2003 to acquire Capitol Group Holdings Corporation, whose main asset is a real estate holding in Kingman, Arizona of 1,000 residential lots which have been designated for an energy-efficient, affordable senior housing project (the
"Acquisition"). The Company intends to use the assets acquired in the Acquisition to expand its core business and product offerings.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures.
Our chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Changes  in  internal  controls.
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

                           PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  None

     b)  NONE

     c) During the quarter ended March 31, 2004 there were no unregistered shares of the Company's common stock issued. During the quarter ended March 31, 2004, 5,500,000 shares of the Company's Series B preferred stock were issued to individuals as compensation for services. There being no market for the stock, the stock was valued at its par value of $0.001 per share. The shares were authorized for issue on December 22, 2003 however physical issuance was completed in January, 2004. The Series B preferred stock is convertible at any time to common stock of the Company at ten shares of common stock for each 1 share of preferred stock. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933.

     d)  None

     e)  None

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

                              GLOBAL  LINKS  CORP.


Date:  May 13, 2004            By:  /Frank  Dobrucki
                                ---------------------------
                                Frank  Dobrucki,
                                President,  and  CEO,

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

Date:  May 13, 2004
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
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

Dated  May 13, 2004

                                  /s/Frank  Dobrucki
                                  ------------------
                                  Frank  Dobrucki
                                  President
                                  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)