Form 10QSB
period 2004-06-30
GLOBAL LINKS CORP
filed 2004-08-13
CIK 949728

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                        For  Quarter  Ended:  June 30, 2004

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

The number of shares of the registrant's issued and outstanding stock as of August 13,2004, was 235,872,799 shares of common, 12,000,000 shares of series B preferred stock.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three and six month periods ended June 30, 2004, are attached hereto.


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET


                            ASSETS
                            ------
                                                     June 30, 2004     Dec. 31, 2003
                                                      (Unaudited)
                                                  ----------------   ------------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $   172,449         1,703
   Deposits. . . . . . . . . . . . . . . . . . . . .        2,102           102
   Other receivables . . . . . . . . . . . . . . . .       71,812             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .      246,363         1,805
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Land. . . . . . . . . . . . . . . . . . . . . . .      502,767             -
   Building. . . . . . . . . . . . . . . . . . . . .    1,308,000             -
   Furniture fixtures & computers (net of
      Depreciation of $3,136 and $2,424. . . . . . .       12,586         5,984
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .    1,823 353         5,984
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
   Land held for development (see Note 2). . . . . .    1,800,000     1,800,000
   Real estate information software. . . . . . . . .       80,000             -
                                                      ------------    ----------

   Total other assets                                   1,880,000     1,800,000
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $ 3,949,715    $1,807,789
                                                      ============    ==========

                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    19,884     $  39,313
   Payable to officers . . . . . . . . . . . . . . .      231,103       226,241
   Loan from officer . . . . . . . . . . . . . . . .       12,550        47,523
   Other payables.(see note 2) . . . . . . . . . . .      850,000       850,000
   Current portion of note payable . . . . . . . . .      122,098             -
   Income taxes payable. . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .    1,235,635     1,163,077
                                                      ------------    ----------

Notes Payable (Long term)
   Note payable Sunset Building (see note 3) . . . .    1,157,902             -
                                                      ------------    ----------
Total Notes payable (Long term)                         1,157,902             -
                                                      ------------    ----------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------
                                                                -             -
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (500,000,000 shares
     authorized, 217,872,799,and 37,972,799 issued
     and outstanding).(see note 4) . . . . . . . . .      217,873        37,973
   Preferred Stock, Series B (15,000,000 shares
     Authorized, 12,000,000 and 3,335,000
     Outstanding) (see note 5) . . . . . . . . . . .       12,000         3,335
   Additional Paid-in Capital. . . . . . . . . . . .    4,673,554     2,913,676
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (3,347,248)   (2,310,272)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .    1,556,178       644,712
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 3,949,715     $1,807,789
                                                      ============    ==========

See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                        Inception
                                                   Six  months       Six Months     December 31, 1992
                                                      Ended             Ended              Thru
                                                  June 30, 2004     June 30, 2003      June 30, 2004
                                                                         (Restated see Note 1)
                                              ------------------  -----------------  ------------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -   $      674,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Card sales and transaction fees. . . . . . .              93               -               173
   Commissions. . . . . . . . . . . . . . . . .               -                -            1,750
   Interest Income. . . . . . . . . . . . . . .              96                -            3,860
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .             189                -        1,450,677

EXPENSES

   General and Administrative . . . . . . . . .         149,546          100,454        1,001,584
   Officer Compensation . . . . . . . . . . . .          98,742           55,225          333,466
   Consulting fees. . . . . . . . . . . . . . .         788,165          589,050        2,005,207
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .             712              712          167,644
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .       1,037,165          754,441        4,797,925
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $   (1,036,976)  $     (754,441) $    (3,347,248)

   Income Taxes . . . . . . . . . . . . . . . .               -                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $   (1,036,976)  $     (754,441) $    (3,347,248)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.010)  $       (0.025) $     ( 0.095)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp. . . . . . . . . . . . . . . . .    107,302,469       30,640,171       35,144,695
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                   Three months     Three Months
                                                      Ended            Ended
                                                   June 30, 2004    June 30, 2003
                                                                    (Restated see
                                                                       note 1)
                                                 ---------------  ---------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $            -   $            -
   Sales. . . . . . . . . . . . . . . . . . . .               -                -
   Card sales and transactions fees . . . . . .              61                -
   Interest income. . . . . . . . . . . . . . .              60                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .             121                -

EXPENSES

   General and Administrative . . . . . . . . .          52,775           38,875
   Officer Compensation . . . . . . . . . . . .          82,115           13,900
   Consulting fees. . . . . . . . . . . . . . .         490,650          462,100
   Depreciation and Amortization. . . . . . . .             356              712
                                                 ---------------  --------------

      Total Expenses. . . . . . . . . . . . . .         625,896          515,587
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (625,775)  $     (515,587)

   Income Taxes (Note 4). . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (625,775)  $     (515,587)
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.004)  $       (0.017)
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp . . . . . . . . . . . . . . . .     146,047,524       30,651,621
                                                 ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                    Six Months       Six Months       Dec 31, 1992
                                                       Ended            Ended             Thru
                                                   June 30, 2004    June 30, 2003    March 31, 2004
                                                                       (Restated see Note 1)
                                               ------------------  -----------------  ------------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $   (1,036,976)  $     (754,441) $    (3,347,248)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .             712              712          144,098
   Loss on disposal of office Furniture & Equip.               -                -           15,972
   Loss on write-off of software for license . .               -                -          538,492
   loss on cancellation of notes receivable. . .               -                -          406,067
   Common stock issued for services. . . . . . .         324,200          595,450        1,127,488
   Preferred stock issued for services . . . . .           7,165                -            7,165
 Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .         (19,429)          20,735           19,883
   Increase (decrease) in Payable to officers. .           4,862           66,654          231,103
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -                -         (406,067)
   (Increase) decrease in Other Receivables. . .         (71,812)             (62)         (71,812)
   (Increase) decrease in Deposits . . . . . . .          (2,000)               -           (2,102)
   Increase (decrease) in Deferred Taxes . . . .               -                -                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .        (793,278)          (70,927)     (1,336,961)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .          (7,314)               -          (52,040)
   Decrease (increase) in land held for Devel. .                                -       (1,800,000)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .         (80,000)               -         (741,618)
   Decrease (increase) in land . . . . . . . . .        (502,767)               -         (502,767)
   Decrease (increase) in building . . . . . . .      (1,308,000)               -       (1,308,000)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .      (1,898,081)               -       (4,405,615)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -                -            3,700
   Payable assumed for land purchase . . . . . .                                -          850,000
   Increase (decrease) in Notes payable. . . . .       1,280,000                -        1,280,000
   Increase (decrease) in Preferred stock. . . .               -                               325
   Increase (decrease) in Common stock . . . . .       1,617,077                -        3,749,461
   Increase in Cash loans from officers. . . . .         (34,973)          69,137           31,538
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .       2,862,104           69,137        5,915,024
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .         170,746           (1,790)         172,449

Cash at Beginning of Period. . . . . . . . . . .           1,703            4,142                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $      172,449   $        2,352  $       172,449
                                                  ===============  ===============  ===============

See accompanying notes to financial statements

                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 March 31, 2004


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. (A Development Stage Company) at June 30, 2004, and the consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the cumulative period during the development stage from December 31, 1992 through June 30, 2004 and the statement of cash flows for six month periods ended June 30, 2004 and 2003 and the cumulative period during the development stage through June 30, 2004, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Comparative numbers for the three and six month periods ended June 30, 2003, and the Inception to date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place in the beginning of the year 2002.

Operating results for the three and six month periods ended June 30, 2004, are Not necessarily indicative of the results that can be expected for the year Ending December 31, 2004.

Note  2  -  Land  Held  for  Development

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona. The lots are part of a development named Valle Vista Ranch, an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company are expected to be acquired by the Company at a later date. As a part of the acquisition of these lots in Arizona, the Company assumed a liability to Mojave County, AZ for $650,000 related to unpaid property taxes on the lots, and assumed a mortgage to the seller in the amount of $200,000. The Company is currently negotiating a private placement stock transaction to pay off all debt and begin development of the project.

Note  3  -  Notes Payable

As part of the acquisition of a partially completed building with land in Las Vegas, Nevada (the Sunset Building) the company executed a note to the seller in the amount of $1,280,000. The note, bearing interest at 8% per annum, calls for monthly payments in the amount of $9,392.19, beginning June 30, 2004. At the option of the seller of the property, any outstanding unpaid purchase payments to the Seller shall be convertible into shares of Common Stock of the Company.


NOTE  4  -  Common  Stock

On March 25,2003, the Company filed a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. By June 30, 2004 the company had issued 115,785,000 of these shares to various consultants, for their services. In this same registration statement, the Company registered 5,000,000 shares to be purchased by employees of the Company, all of which had been issued by March 31, 2004. On or about January 28, 2004, the Company filed a registration statement of form S-8 registering additional shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. As of June 30, 2004, none of these shares had been issued. In addition, in this same registration, the Company registered shares underlying options for employees of the Company to purchase common shares of the Company. At June 30, 2004 all of these shares had been purchased by employees of the Company. On or about April 21, 2004, the Company filed a registration statement of form S-8 registering shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. By June 30, 2004, none of these shares had been issued. In the same registration statement, the Company registered 90,000,000 shares to be purchased by employees of the Company, of which at June 30, 2004, 76,000,000 shares had been issued.

Note  5  -  Preferred  Stock

As of June 30, 2004, 12,000,000 shares of Series B Preferred Stock of the Company Had been issued and are outstanding. Amongst other rights, Each holder of Series B Preferred Stock are be entitled to twenty (20) votes for each share of Series B Stock held at the record date for the determination of stockholders entitled to vote on any matter at any meeting of the Company's stock holders.


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

Because the Company lacks capital, an investment in it involves a very high degree of risk.

For the three month period ended June 30, 2004, the Company recorded $61 in transaction fees and commissions from issued stored value cards, and $60 in interest income. There were no revenues recorded in the same period of 2003.

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

In June 2004, the Company acquired a partially completed office building located in Las Vegas, Nevada. The Company is in the process of completing the interior. The Company plans on utilizing a portion of the completed offices and has leased the balance of the building to an outside lessee. The Company has also entered into an option to acquire undeveloped land adjacent to its existing building. Exercise of the option and the construction of two additional buildings is pending completion of financing for the project.

In June, 2004, the Company announced the launch of a beta site for its subscription Web site (www.r-einfo.net) The site was fully launched on August 1, 2004 listing information on foreclosure recordings, auction listings, property profile information and REO properties. As a subscription service, users will pay a monthly fee to access the available information.

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

                           PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  None

     b)  NONE

     c) During the quarter ended June 30, 2004 there were no unregistered shares of the Company's common stock issued. During the quarter ended June 30, 2004, 3,165,000 shares of the Company's Series B preferred stock were issued to individuals as compensation for services. There being no market for the stock, the stock was valued at its par value of $0.001 per share. The Series B preferred stock is convertible at any time to common stock of the Company at ten shares of common stock for each 1 share of preferred stock. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933.

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

                              GLOBAL  LINKS  CORP.


Date:  August 13, 2004          By:  /Frank  Dobrucki
                                ---------------------------
                                Frank  Dobrucki,
                                President,  and  CEO,

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

Date:  August 13, 2004
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
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

Dated  August 13, 2004

                                  /s/Frank  Dobrucki
                                  ------------------
                                  Frank  Dobrucki
                                  President
                                  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)