Form 10QSB
period 2004-09-30
GLOBAL LINKS CORP
filed 2004-11-08
CIK 949728

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                        For  Quarter  Ended:  September 30, 2004

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


                                   3571 E. Sunset
                                 Las Vegas,  Nevada
                    (Address  of  principal  executive  offices)

                                      89120
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

The number of shares of the registrant's issued and outstanding stock as of November 1, 2004 was 22,856,687 shares of common (adjusted for the 1 for 350 reverse split effected on October 7, 2004)and, 15,000,000 shares of series B preferred stock.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited financial statements for the three and nine month periods ended September 30, 2004, are attached hereto.


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET


                            ASSETS
                            ------
                                                 September 30, 2004     Dec. 31, 2003
                                                      (Unaudited)
                                                 ------------------   ----------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $    44,710         1,703
   Deposits. . . . . . . . . . . . . . . . . . . . .        2,102           102
   Other receivables . . . . . . . . . . . . . . . .       24,212             -
                                                      ------------    ----------

Total Current Assets . . . . . . . . . . . . . . . .       71,024         1,805
                                                      ------------    ----------

PROPERTY AND EQUIPMENT
   Land. . . . . . . . . . . . . . . . . . . . . . .      502,767             -
   Building. . . . . . . . . . . . . . . . . . . . .    1,496,140             -
   Furniture fixtures & computers (net of
      Depreciation of $3,522 and $2,424. . . . . . .       36,692         5,984
                                                      ------------    ----------

      Total Property and Equipment . . . . . . . . .    2,035 599         5,984
                                                      ------------    ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .            -             -
   Land held for development (see Note 2). . . . . .    1,800,000     1,800,000
   Real estate information software. . . . . . . . .      125,000             -
                                                      ------------    ----------

   Total other assets                                   1,925,000     1,800,000
                                                      ------------    ----------

      Total Assets . . . . . . . . . . . . . . . . .  $ 4,031,623    $1,807,789
                                                      ============    ==========

                 Liabilities and Shareholder Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $    89,086     $  39,313
   Payable to officers . . . . . . . . . . . . . . .      248,637       226,241
   Loan from officer . . . . . . . . . . . . . . . .       21,150        47,523
   Other payables.(see note 2) . . . . . . . . . . .      850,000       850,000
   Current portion of notes payable. . . . . . . . .      272,098             -
   Income taxes payable. . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------
Total Current Liabilities. . . . . . . . . . . . . .    1,480,971     1,163,077
                                                      ------------    ----------

Notes Payable (Long term)
   Note payable Sunset Building (see note 3) . . . .    1,154,432             -
                                                      ------------    ----------
Total Notes payable (Long term)                         1,157,902             -
                                                      ------------    ----------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -             -
                                                      ------------    ----------
                                                                -             -
                                                      ------------    ----------

STOCKHOLDERS' EQUITY
   Common Stock Par value $0.001 (1,900,000,000 shares
     authorized, 287,787,799,and 37,972,799 issued
     and outstanding).(see note 4) . . . . . . . . .      287,788        37,973
   Preferred Stock, Series B (15,000,000 shares
     Authorized, 15,000,000 and 3,335,000
     Outstanding) (see note 5) . . . . . . . . . . .       15,000         3,335
   Additional Paid-in Capital. . . . . . . . . . . .    4,716,229     2,913,676
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .   (3,622,796)   (2,310,272)
                                                      ------------    ----------

   Total Stockholders' Equity. . . . . . . . . . . .    1,396,220       644,712
                                                      ------------    ----------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 4,031,623     $1,807,789
                                                      ============    ==========

See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                        Inception
                                                  Nine  months      Nine Months     December 31, 1992
                                                      Ended             Ended              Thru
                                              September 30, 2004  September 30, 2003  Sept. 30, 2004
                                                                         (Restated see Note 1)
                                              ------------------  ------------------  ------------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      100,000   $      130,000   $      774,894
   Sales. . . . . . . . . . . . . . . . . . . .               -                -          770,000
   Card sales and transaction fees. . . . . . .             124              33               204
   Commissions. . . . . . . . . . . . . . . . .               -                -            1,750
   RE-Info fees . . . . . . . . . . . . . . . .          50,408                            50,408
   Interest Income. . . . . . . . . . . . . . .             104                -            3,868
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .         150,635          131,783        1,601,123

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .          25,000                -           25,000
                                                 ---------------  ---------------  ---------------

Net profit on sales . . . . . . . . . . . . . .         125,635          131,783        1,576,123

EXPENSES

   General and Administrative . . . . . . . . .         335,340          109,036        1,187,378
   Officer Compensation . . . . . . . . . . . .         126,667           55,225          361,391
   Consulting fees. . . . . . . . . . . . . . .         975,055          619,050        2,192,097
   Allowance for Uncollectable Debt . . . . . .               -                -          160,937
   Loss from write-down of software . . . . . .               -                -          538,492
   Loss from write-down of notes receivable . .               -                -          406,067
   Depreciation and Amortization. . . . . . . .           1,098            1,068          168,030
   Loss from activities of NetBet . . . . . . .               -                -          184,528
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .       1,438,159          784,379        5,198,919
                                                 ---------------  ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $   (1,312,524)  $     (652,596) $    (3,597,796)

   Income Taxes . . . . . . . . . . . . . . . .               -                -                -
                                                 ---------------  ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $   (1,312,524)  $     (652,596) $    (3,597,796)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.009)  $       (0.020) $     ( 0.088)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp. . . . . . . . . . . . . . . . .    147,018,821       30,640,171       41,106,903
                                                 ===============  ===============  ===============


See accompanying notes to financial statements


                                        UNITED TRADING.COM
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                   Three months      Three Months
                                                      Ended             Ended
                                                September 30, 2004  September 30, 2003
                                                                     (Restated see
                                                                        note 1)
                                                 ----------------  -----------------
REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      100,000   $      130,000
   Sales. . . . . . . . . . . . . . . . . . . .               -                -
   Card sales and transactions fees . . . . . .              31               33
   Commissions. . . . . . . . . . . . . . . . .               -            1,750
   RE-Info fees . . . . . . . . . . . . . . . .          50,408                -
   Interest income. . . . . . . . . . . . . . .               8                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .         150,446          131,783

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .          25,000                -
                                                 ---------------  ---------------

Net profit on sales . . . . . . . . . . . . . .         125,635          131,783

EXPENSES

   General and Administrative . . . . . . . . .         185,794            8,582
   Officer Compensation . . . . . . . . . . . .          27,925                -
   Consulting fees. . . . . . . . . . . . . . .         186,890           21,000
   Depreciation and Amortization. . . . . . . .             386              356
                                                 ---------------  --------------

      Total Expenses. . . . . . . . . . . . . .         400,994           29,938
                                                 ---------------  ---------------

Net Pre-Tax Income (Loss) . . . . . . . . . . .  $     (275,548)  $      101,845

   Income Taxes (Note 4). . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

Net Income (Loss) After Taxes . . . . . . . . .  $     (275,548)  $      101,845
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.001)  $        0.003
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp . . . . . . . . . . . . . . . .     263,912,038       37,472,799
                                                 ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                         Inception
                                                    Nine Months        Nine Months       Dec 31, 1992
                                                       Ended              Ended             Thru
                                                September 30, 2004  September 30, 2003  Sept. 30, 2004
                                                                       (Restated see Note 1)
                                               ------------------  -----------------  ------------------

OPERATING ACTIVITIES
----------------------------------
Net Income (Loss). . . . . . . . . . . . . . . .  $   (1,312,524)  $     (652,596) $    (3,622,796)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .           1,098            1,068          144,484
   Loss on disposal of office Furniture & Equip.               -                -           15,972
   Loss on write-off of software for license . .               -                -          538,492
   loss on cancellation of notes receivable. . .               -                -          406,067
   Common stock issued for services. . . . . . .         397,215          595,450        1,200,503
   Preferred stock issued for services . . . . .           7,665                -            7,665
   Preferred stock issued for conv. of debt. . .           4,000                -            4,000
 Changes in operating assets and liabilities:
   Increase (decrease) in Accounts Payable . . .          49,773           18,808           89,085
   Increase (decrease) in Payable to officers. .          22,396            4,771          248,637
   (Increase) decrease in Receivable from
      Software License Sales . . . . . . . . . .               -                -         (406,067)
   (Increase) decrease in Other Receivables. . .         (24,212)               -          (24,212)
   (Increase) decrease in Deposits . . . . . . .          (2,000)              25           (2,102)
   Increase (decrease) in Deferred Taxes . . . .               -                -                -
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .        (856,589)         (32,474)      (1,400,272)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Decrease (increase) in Property and
      Equipment. . . . . . . . . . . . . . . . .         (31,806)               -          (76,532)
   Decrease (increase) in land held for Devel. .                                -       (1,800,000)
   Decrease (increase) in Software for
      License. . . . . . . . . . . . . . . . . .        (125,000)               -         (786,618)
   Decrease (increase) in land . . . . . . . . .        (502,767)               -         (502,767)
   Decrease (increase) in building . . . . . . .      (1,496,140)               -       (1,496,140)
  Decrease (increase) in  Organization Costs . .               -                -           (1,190)
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .      (2,155,713)               -       (4,663,247)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Disposal of Office Furniture & Equip. . . . .               -                -            3,700
   Payable assumed for land purchase . . . . . .                                -          850,000
   Increase (decrease) in Notes payable. . . . .       1,426,530                -        1,426,530
   Increase (decrease) in Preferred stock. . . .               -                               325
   Increase (decrease) in Common stock . . . . .       1,655,152                -        3,787,536
   Increase in Cash loans from officers. . . . .         (26,373)          30,537           40,138
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .       3,055,309           30,537        6,108,229
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          43,007           (1,937)          44,710

Cash at Beginning of Period. . . . . . . . . . .           1,703            4,142                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $       44,710   $        2,205  $        44,710
                                                  ===============  ===============  ===============

See accompanying notes to financial statements

                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                              September 30, 2004


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. (A Development Stage Company) at September 30, 2004, and the consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 and the cumulative period during the development stage from December 31, 1992 through September 30, 2004 and the statement of cash flows for nine month periods ended September 30, 2004 and 2003 and the cumulative period during the development stage through September 30, 2004, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Comparative numbers for the three and nine month periods ended September 30, 2003, and the Inception to date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place in the beginning of the year 2002.

Operating results for the three and nine month periods ended September 30, 2004, are Not necessarily indicative of the results that can be expected for the year Ending December 31, 2004.

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

On March 25,2003, the Company filed a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. By September 30, 2004 the company had issued all of these shares to various consultants, for their services. In this same registration statement, the Company registered 5,000,000 shares to be purchased by employees of the Company, all of which had been issued by March 31, 2004. On or about January 28, 2004, the Company filed a registration statement on form S-8 registering additional shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. As of September 30, 2004, none of these shares had been issued. In addition, in this same registration, the Company registered shares underlying options for employees of the Company to purchase common shares of the Company. At June 30, 2004 all of these shares had been purchased by employees of the Company. On or about April 21, 2004, the Company filed a registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. By September 30, 2004, all of these shares had been issued. In the same registration statement, the Company registered 90,000,000 shares to be purchased by employees of the Company, of which all had been issued at September 30, 2004. On or about July 28, 2004, the Company filed another registration statement on form S-8 registering shares to be used to compensate various consultants to the Company for services, advise and assistance in the operation and business of the Company. By September 30, 2004, none of these shares had been issued. In the same registration statement, the Company registered 174,000,000 shares to be purchased by employees of the Company, of which 12,000,000 had been issued at September 30, 2004.

Note  5  -  Preferred  Stock

As of September 30, 2004, 15,000,000 shares of Series B Preferred Stock of the Company Had been issued and are outstanding. Amongst other rights, Each holder of Series B Preferred Stock is be entitled to twenty (20) votes for each share of Series B Stock held at the record date for the determination of stockholders entitled to vote on any matter at any meeting of the Company's stock holders.


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

For the three month period ended September 30, 2004, the Company recorded $31 in card sales, transaction fees and commissions from issued stored value cards, $100,000 in Consulting fees, $50,408 in fees for access to and use of the RE-Info web site, compared to $1,783 in card sales, transaction fees and commissions from issued stored value cards, $130,000 in consulting fees, and no receipts for the RE Info web site in the same period of 2003. For the nine month period ended September 30, 2004 the Company recorded $124 in Card Sales, transaction fees and commissions, from issued stored value cards, $100,000 in consulting fees, and $50,408 in fees for access to and use of the RE-Info web site, compared to $1,783 in card sales, transaction fees and commissions from issued stored value cards, $130,000 in consulting fees, and no receipts for the RE Info web site in the same period of 2003. The Company also received $8 in the three months and $104 in nine month periods of 2004, in interest income, compared to nothing in the same periods of 2003.

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

In June 2004, the Company acquired a partially completed office building located in Las Vegas, Nevada. During the quarter ended September 30, 2004, the Company proceeded in the process of completing the interior of the Building. The completion of the interior was accomplished in October. The Company plans on utilizing a portion of the completed offices and has leased the balance of the building to an outside lessee. The Company has also entered into an option to acquire undeveloped land adjacent to its existing building. Exercise of the option and the construction of two additional buildings is pending completion of financing for the project.

In June, 2004, the Company announced the launch of a beta site for its subscription Web site (www.r-einfo.net) The site was fully launched on August 1, 2004 listing information on foreclosure recordings, auction listings, property profile information and REO properties. As a subscription service, users will pay a monthly fee to access the available information. In November, 2004, the Company determined that there were certain problems being encountered by users. The Company also has entered into an agreement with a third party company to make additional information available on the site and has decided to temporarily close the Internet site for approximately six weeks to address the access problem and to add access to the expanded data on the site.

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

                           PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS  -  NONE

ITEM  2.   CHANGES  IN  SECURITIES

     a)  None

     b)  NONE

     c) During the quarter ended September 30, 2004 there were no unregistered shares of the Company's common stock issued. During the quarter ended September 30, 2004, 3,000,000 shares of the Company's Series B preferred stock were issued to individuals as compensation for services. Due to an oversight in the timely filing of a document with the Nevada Secretary of State, 3,165,000 shares of the Company's series B preferred stock issued and reported in the quarter ended June 30, 2003, and 4,000,000 shares issued and reported in December, 2003 were cancelled and reissued in the quarter ended September, 2004 There being no market for the preferred stock, the stock was valued at its par value of $0.001 per share. The Series B preferred stock is convertible at any time to common stock of the Company at ten shares of common stock for each 1 share of preferred stock. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933.

     d)  None

     e)  None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  none

ITEM  5.   OTHER  INFORMATION  -  NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits  None

     (b) Reports on Form 8-K: On September 10, 2004 an 8K (amended on form 8KA on September 22,2004) was filed announcing the sale of unregistered securities.


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

Date:  November 5, 2004
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
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

Dated  November 5, 2004

                                  /s/Frank  Dobrucki
                                  ------------------
                                  Frank  Dobrucki
                                  President
                                  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)