Form 10KSB
period 2004-12-31
GLOBAL LINKS CORP
filed 2005-04-12
CIK 949728

Securities  and  Exchange  Commission
                               Washington  DC  20549
                                   Form  10-KSB

GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934:  For  the  fiscal  year  ended  December  31,  2004

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

            3571  East  Sunset  Road,  Las Vegas, Nevada 89120
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

          $0.0001  Par  Value Voting Common Shares            OTC Bulletin Board
          ---------------------------------------             ------------------
                  (Title  of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The  issuers  revenues  for  the  year  ended  December  31,  2004. $ 113,183

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2005 was $261,800.

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 31, 2005, was 4,028,362 shares of Common Stock and 15,000,000 shares of Series B Preferred Stock.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___;  No_X_

                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Organization and General History Global Links Corp. (hereinafter referred to as "Global Links" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. In August, 2000, the Company's name was again changed to United Trading.Com, and in December 2001, the shareholders approved a name change to Global Links Corp. In 2002, the Company decided to pursue the business of marketing electronic transactions by offering a suite of comprehensive electronic products and proceeded to establish relationships with various companies which provide such products and others which specialize in the marketing of these products. In 2003, the Company transferred all of the assets and liabilities relating to the business of marketing electronic transactions to its wholly owned subsidiary, Global Links Card Services, Inc. ("GLCS") In December, 2004, the Company sold all of its interests in GLCS to an unrelated corporation. Also in 2003, the Company merged with Capitol Group Holding Corporation and in addition to the marketing of electronic transactions products, the Company entered the business of real estate acquisitions and development, real estate information services and international housing projects


-     BUSINESS  OF  ISSUER
      --------------------

The company is currently focused in three markets; real estate acquisitions and development, real estate information services and international housing projects.

The Company anticipates cash requirements to Be approximately $800,000 for operations in 2005. Over the next twelve months the Company intends to develop revenues by developing specific target markets. Management believes that the Company will be able to generate sufficient revenue from ongoing sales in its information division and through the sale of non-performing assets.

The  Company  does  not currently rely on the availability of any raw materials.

The Company intends to apply for patents and copyrights when deemed appropriate. Currently there are no patents or copyrights held by the Company.

During the Company's current stage of development there are no governmental Approvals Required for any of the Company's activities.

The Company expended $125,000 in research and development of its RE-Info Internet site in 2004. The Company expects to incur an additional $25,000 on this project in 2005.

The Company does not believe that its current or near term planned operations will require approval under existing environmental laws.

The Company currently has Five full time employees. The Company expects a requirement for three additional individuals in 2005 for marketing and accounting control.



Item  2  DESCRIPTION  OF  PROPERTY.
        -----------------------

LOCATION & CONDITION OF PROPERTY

A) Sunset Office building, 3571 E. Sunset Road, Las Vegas, NV 89120. Property is a profession office building, subject to a mortgage with a principal balance of approximately $1,274,000.

B) 1,000 undeveloped residential lots, Valle Vista Subdivision, Kingman, AZ These are residential lots that have not yet been developed. The property is subject to a mortgage with a principal balance of approximately $200,000 plus accrued interest of $36,000, and delinquent property taxes of approximately $3,860,000.

REAL ESTATE INVESTMENT POLICIES
The Company has no formal policies regarding investment in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. However, there are no plans to invest in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. The Company does plan to acquire assets for both possible capital gain and for income. Policies regarding real estate investments may be made and/or revised by Company management without a vote of security holders.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

A)  Sunset office building

1) 3571 E. Sunset Road, Las Vegas, NV 89120. This office building comprises 9,300 square feet and is in excellent condition as an A+ office building. The Company acquired the building as an empty shell in June, 2004. The Company completed the tenant improvements in October, 2004.

The Company has an option and plans to acquire two parcels that are located adjacent to the Sunset property. These properties are identified as 3587 E. Sunset Road, and 3611 E. Sunset Road. These lots are being acquired for expansion of the existing Professional Office Bldg.

2) Title is Fee Simple
Property is a Professional Office Building. This property is subject to a mortgage with a principal balance of approximately $1,271,149.14. This mortgage is payable at 8% interest per annum and is due and payable on May 30, 2006. The balance due at maturity will be $1,258,727.78

3) The Company plans to exercise two options to acquire properties identifies as 3587 E. Sunset Road (Property A) and 3611 E. Sunset Road (Property B)


Property A is being acquired for $1,000,000. The seller has received a non-refundable deposit of $175,000. The seller will carry a mortgage for the remaining $825,000 at 7.25% interest per annum, amortized over a 30 year period and due in 4 years. A principal payment o $250,000 will be due at the end of 24 months.

Property B is being acquired for $1,100,000.00. The seller has already received a non-refundable deposit of $175,000.00. The seller will carry a mortgage for the remaining $925,000.00 at 7.25% interest per annum, amortized over a 30 year period and due in 4 years. A principal payment of $250,000.00 will be due at the end of 24 months.

4) Company intends to develop Property A and Property B into two separate office buildings. Leases are currently in negotiations to assist the construction financing.

5. The existing Sunset Building is of a quality above any existing local competition. The superior overall quality of this property will greatly assist the Company in being able to continue to keep the property fully occupied.

6.  The property is, in the opinion of management, adequately insured.

7. The Sunset Office Building is currently 100% occupied. The Company occupies 33% of the building, the remaining 67% is occupied by Southwest Title Company. The Southwest Title Company lease is a 5 year lease with four 5 year extensions. Southwest Title also has an option to relocate to one of the new buildings when they are completed, occupying 9,300 square feet.

The Company is in the business of acquiring, renovating and managing real estate projects. Southwest Title Company is a full service title company with 7 offices in the Las Vegas area. In addition to a title office, Southwest Title also has their title plant located at the Sunset Office Building. The average effective annual rent is $20.40 per square foot.

Number of tenants whose leases will expire: 1, expires October 31, 2009 (2014 after 5 year extension)
Total area in square feet covered by such lease:  5,800

Annual rental represented by such lease:  $118,320

Percent of gross annual rental by such lease:  100%

Federal Tax basis:  Building: $1,382,000
                    Building improvements: $238,000
                    Land: $541,705
Rate:  Building: 3.33%/year
       Building improvements:  10%/year
Method: Straight line
Life claimed:  Building: 30 years
               Building improvements: 10 years
Annual taxes:  Property taxes are $13,416

B. 1,000 UNDEVELOPED RESIDENTIAL LOTS

1. Valle Vista Subdivision, Kingman, AZ. The Company owns 1,000 undeveloped residential lots in the Valle Vista Subdivision. The Company intends to develop these lots into a senior housing development. The emphasis on this project with be a high quality senior housing project, that is offered for sale at a very affordable price.

2. These are residential lots that have not yet been developed. This property is subject to a mortgage with a principal balance of approximately $200,000, and is also subject to delinquent property taxes of approximately $3,860,000.

3.  There are no leases applicable to this property.

4. The Company intends to develop the 1,000 residential lots in Kingman, AZ as a priority project. There is no financing in place at this time.

5. The lots are being targeted at the affordable senior housing market. This is the fastest growth segment of the real estate market.

6.  The property, in the opinion of management, is adequately insured.

7.  Annual property taxes are currently approximately $25,000

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None

                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELTED  STOCKHOLDER  MATTERS
         -----------------------------------------------------------------------
STOCKHOLDER  MATTERS.
-------------------

The Company's stock is traded under the symbol GLKC.
Quotations for the Company's stock are published  on  the  OTC  Bulletin  Board.
The low and high sales prices for each quarter for the years ended December 31, 2003 and 2004 adjusted for all forward and reverse splits were as follows:

          Quarter  Ended                 Low                    High  *
          --------------            ---------------        ----------------

          March  31,  2003              $14.000            $168.000
          June  30,  2003                21.000             105.000
          September  30,  2003           10.500              38.500
          December  31,  2003             3.500              24.500

          March  31,  2004                3.500              23.450
          June  30,  2004                 1.750              11.900
          September  30,  2004            0.140               2.660
          December  31,  2004             0.001               0.280

* Prices adjusted for 1/8 reverse stock split effective December 21, 2002, a 1/40 reverse stock split effective April 16, 2003, a 1/350 reverse stock split effective October 7, 2004.

Quotations for Global Link's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


-     HOLDERS
------- The number of holders of the Company's common stock as of Dec. 31, 2004 Was approximately 136 These numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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


Date      Shares*         Base Rules Relied        Shareholder      Consideration other
          of common       upon for Exemption         Name or             Than Cash
          stock           from Registration**         Class
        ---------------  --------------------     --------------    -------------------
                         --------------------     --------------    --------------------
                         Section 4(2) of the      Ellshay, LLC      Consulting Services
May-02               11  Act.                     a Calif. corp     Valued at $9,000

                         --------------------     --------------    --------------------
                         Regulation S &           BFI Ltd.          Consulting Services
May-02               22  Section 4(2) of the      a Cook Is.        Valued at $18,000
                         Act.                     Corp
                         --------------------     --------------    --------------------
                         Section 4(2) of the      Corp.             Stock in lieu of
Jul-02            1,050  Act.                     Directors.        Compensation
                                                                    Valued at $22,500
                         --------------------     --------------    --------------------
                         Section 4(2) of the      Ellshay, LLC      Consulting Services
Nov-02              234  Act.                     a Calif. LLC      Valued at $3,600

                         --------------------     --------------    --------------------
                         Section 4(2) of the      Mark Ehrlich      Consulting Services
Dec-02            1,167  Act.                     an Individual     valued at $30,000
                                                  Mktg Consultant
                         --------------------     --------------    --------------------
Mar-03           18,244  Section 4(2) of the      James G. Brewer   As reimbursement for
                         Act                      An Individual     expenses and loans to
                                                  Director and      the company in the
                                                  Officer           amount of $15,637
                         --------------------     --------------    --------------------
Apr-03        1,400,000  Section 4(2) of the      Former share-     Acquisition of Capitol
                         Act                      holders of        Group Holdings
                                                  Capitol Group
                                                  Holdings
                         --------------------     --------------    --------------------
Jul-04       11,665,000  Section 4(2) of the      Frank J. Dobrucki Consulting Services
                         Act                      Company officer   valued at




* Prices adjusted for 1/8 reverse stock split effective December 21, 2001, a 1/40 reverse split effective April 16, 2003, and a 1/350 reverse split effective October 7, 2004. ** As well as any other available exemptions from registration.


Item  6  -PLAN  OF  OPERATION
        -------------------

The company is presently focused on building the real estate information business to the public. This division is able to operate at very controlled costs and will produce a viable cash flow for the company to continue the operations of real estate development and acquisition. The expected launch date of the subscription internet service is August, 2005.

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

YEAR 2004 COSTS AND CHANGES IN FINANCIAL CONDITIONS
In 2004, the Company received revenues of $100,000 from consulting services and minor revenues related to its real estate information business, as compared to no revenues in 2003. The Company completed the renovations on its Sunset Office Building and began receiving rental income in November, 2004, as compared to no rental revenues in 2003.

In December, 2004, the Company sold its entire interest in its subsidiary, Global Links Card Services


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


ITEM  7.  FINANCIAL  STATEMENTS.



                       GLOBAL LINKS CORP. AND SUBSIDIARIES
                         CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2003 AND 2004
                                    WITH
                                  REPORT OF
                      INDEPENDENT REGISTERD ACCOUNTING FIRM


Report of Independent Registered Public Accounting Firm To the Board of Directors of Global Links Corp.: We were engaged to audit the accompanying balance sheets of Global Links Corp. as of December 31, 2004 and 2003, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. As of the date of this report, the Company has not provided financial statements in accordance with Generally Accepted Accounting Principles in such a form for us to perform audit procedures to satisfy ourselves that these financial statements present fairly the financial status of the Company as of December 31, 2004 and 2003. As such we do not express an opinion on these financial statements. /s/ Lynda R. Keeton CPA, LLC Lynda R. Keeton CPA, LLC Las Vegas, NV April 11, 2005


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET

                            ASSETS
                            ------
                                                        December 31,    December 31,
                                                            2004            2003
                                                        ------------    ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     4,339     $      1,213
   Deposits. . . . . . . . . . . . . . . . . . . . .        2,000               52
   Prepaid expenses. . . . . . . . . . . . . . . . .          243                -
   Current assets discontinued operations. . . . . .            -              539
                                                      ------------    -------------
Total Current Assets . . . . . . . . . . . . . . . .        6,583            1,804
                                                      ------------    -------------
PROPERTY AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . . . .     541,705                -
   Buildings (Net of depreciation of $11,598 and none)  1,620,343                -
   Fixed Assets (Net of depreciation of
       $5,178 and $2,424) . . . . . . . . . . . . . .      55,829            5,984
                                                        ----------    ------------
      Total Property and Equipment . . . . . . . . .    2,217,876            5,984
                                                      ------------    -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .
   Land held for development                            3,763,000        3,763,000
                                                      ------------    -------------
                                                        3,763,000        3,763,000

      Total Assets . . . . . . . . . . . . . . . . .  $ 5,987,459     $  3,770,788
                                                      ============    =============

                 Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $   189,336     $     25,584
   Payable to officers . . . . . . . . . . . . . . .          352              352
   Loans from officers . . . . . . . . . . . . . . .       11,700           47,523
   Property taxes payable. . . . . . . . . . . . . .    3,856,000        3,836,000
   Current portion of loans and notes payable. . . .      432,398                -
   Unearned revenues . . . . . . . . . . . . . . . .       50,000                -
   Accrued interest on loans and notes . . . . . . .       48,747                -
   Liabilities of discontinued operations. . . . . .            -          263,658
                                                      ------------    -------------
      Total Current Liabilities                         4,588,533        4,173,117


LONG TERM DEBT
   Note payable Sunset Building (see note 3) . . . .    1,172,362                -
   Other notes payable . . . . . . . . . . . . . . .            -          200,000
   Accrued interest on debt. . . . . . . . . . . . .            -           24,000
   Rent deposits . . . . . . . . . . . . . . . . . .        5,000                -
                                                      ------------    -------------
Total long term debt . . . . . . . . . . . . . . . .    1,177,362          224,000
                                                      ------------    -------------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .            -                -
                                                      ------------    -------------
                                                                -                -
                                                      ------------    -------------

Total Liabilities. . . . . . . . . . . . . . . . . .    5,765,896        4,397,117


STOCKHOLDERS' EQUITY
   Preferred Stock par value $0.001 (50,000,000
     Shares authorized, 15,000,000 and 3,335,000
     issued and outstanding. . . . . . . . . . . . .      15,000             3,335
   Common Stock par value $0.001 (500,000,000 shares
     authorized, 225,321,543 and 107,637
     issued and outstanding). . . . . . . . . . . .       22,532                11
   Additional Paid-in Capital . . . . . . . . . . .    4,651,962         2,071,638
   Stock subscriptions receivable . . . . . . . . .      (22,501)                -
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .  (4,445,430)       (2,701,312)
                                                      ------------    -------------
   Total Stockholders' Equity.(deficiency) . . . . .     221,563          (626,328)
                                                      -----------      ------------
      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $5,987,459      $  3,770,789
                                                      ===========     =============

The accompanying notes are an integral part of these financial statements.






                                         GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                      Inception
                                                   Year Ended       Year Ended      March 28, 2002
                                                  December, 31     December, 31          Thru
                                                      2004             2003        December 31, 2004
                                                 ---------------  ---------------  ---------------
REVENUES

REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      100,000   $            -   $      100,000
   Rental income. . . . . . . . . . . . . . . .          12,775                -           12,775
   RE-Info subscription fees. . . . . . . . . .             408                               408
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .         113,183                -          113,183

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .         125,000                -          125,000
                                                 ---------------  ---------------  ---------------

Gross profit. . . . . . . . . . . . . . . . . .         (11,817)               -          (11,817)

EXPENSES

   General and Administrative . . . . . . . . .         176,359          445,348          703,117
   Officer Compensation . . . . . . . . . . . .         149,667           45,325          373,491
   Salaries & wages . . . . . . . . . . . . . .         364,675                -          364,675
   Consulting fees. . . . . . . . . . . . . . .       1,000,167          586,750        1,708,757
   Loan interest. . . . . . . . . . . . . . . .          79,363           23,604          102,967
   Legal fees . . . . . . . . . . . . . . . . .         105,863           18,300          129,883
   Depreciation and Amortization. . . . . . . .          14,351            1,425           16,776
   Research & development.  . . . . . . . . . .         125,000                -          125,000
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .       2,015,445        1,102,952        3,524,666
                                                 ---------------  ---------------  ---------------

OTHER INCOME
   Interest income. . . . . . . . . . . . . . .             104                -              104

Net (Loss) before Discontinued Operations . .. .     (2,027,158)      (1,102,952)      (3,536,483)

   Income (loss) from discontinued operations,
       net of income taxes. . . . . . . . . . .        (150,868)          34,797         (116,071)
   Gain on sale of asset. . . . . . . . . . . .         433,908                -          433,908
                                                 ---------------  ---------------  ---------------

Net (Loss). . . . . . . . . . . . . . . . . . .  $   (1,744,118)  $   (1,068,155) $    (3,218,542)
                                                 ===============  ===============  ===============

Net (loss) per common share,
    basic and diluted . . . . . . . . . . . . .  $      ( 0.105)  $       (0.053) $        (1.900)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits and adjusted
   for the acquisition of Capitol Group
   Holding Corp. . . . . . . . . . . . . . . . .     16,674,704       20,146,661        1,693,695
                                                 ===============  ===============  ===============


The accompanying notes are an integral part of these financial statements.





                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Inception
                                                     Year Ended      Year Ended      March 28, 2002
                                                    December 31,     December 31,         Thru
                                                        2004             2003       December 31, 2004
                                                  ---------------  ---------------  -----------------

OPERATING ACTIVITIES
----------------------------------
Net (loss) . . . . . . . . . . . . . . . . . . .  $   (1,744,118)  $   (1,068,154) $    (3,218,541)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .          14,351            1,425           16,774
   (Gain) on sale of subsidiary. . . . . . . . .        (433,908)               -         (433,908)
   Consulting and legal fees paid via stock. . .         465,440          575,450        1,234,728
   Employee stock incentive plan . . . . . . . .         284,204                -          284,204

 Changes in operating assets and liabilities:
   Decrease in prepaid expenses. . . . . . . . .            (243)               -             (243)
   Increase in Accounts Payable. . . . . . . . .         163,752           14,317          174,257
   (Decrease) in Payable to officers . . . . . .               -         (221,946)         (40,069)
   Increase (decrease) in property taxes
      Payable. . . . . . . . . . . . . . . . . .               -       (3,186,000)       3,836,000
   Increase in unearned revenue. . . . . . . . .          50,000                -           50,000
   Increase in rent deposits . . . . . . . . . .           5,000                -            5,000
   (Increase) decrease in Deposits . . . . . . .          (1,948)              75           (2,000)
   Increase in accrued interest on debt. . . . .          44,747           24,000           68,747
   Decrease in liabilities of
      Subsidiary sold . . . . . . . . . . . . .          135,789                -           135,789
   (Increase) decrease in assets of
      discontinued operations. . . . . . . . . .               -             (539)            (539)
   Increase (decrease) in liabilities of
      discontinued operations. . . . . . . . . .               -          263,658          263,658
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .      (1,016,934)       2,774,286        2,373,857
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Cash paid for property plant and equipment. .        (946,243)      (2,813,000)      (4,717,651)
   Proceeds from sale of subsidiary. . . . . . .          35,000                -           35,000
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .        (911,243)      (2,813,000)      (4,682,651)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Cash proceeds from debt . . . . . . . . . . .         140,000                -          140,000
   Payable assumed for land purchase . . . . . .               -                -          200,000
   Cash paid to reduce debt. . . . . . . . . . .         (15,240)               -          (15,240)
   Officer compensation paid via stock . . . . .          10,040            4,000           14,040
   Cash proceeds for sale of Common stock. . . .       1,832,325                -        1,942,055
   (Decrease) increase in payable/loan to
       officer . . . . . . . . . . . . . . . . .         (35,823)          31,787           30,688
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .       1,931,302           35,787        2,311,543
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .           3,125           (2,927)           2,749

Cash at Beginning of Period. . . . . . . . . . .           1,213            4,142            1,589
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        4,339   $        1,213  $         4,338
                                                  ===============  ===============  ===============


SUPPLEMENTAL DISCLOSURES
   Cash payment for interest . . . . . . . . . .  $       51,113   $            -   $       51,113
                                                  ===============  ===============  ===============

   Cash payment for income taxes . . . . . . . .  $            -   $            -   $            -
                                                  ===============  ===============  ===============




The accompanying notes are an integral part of these financial statements.




                       GLOBAL LINKS CORP.
               (A Development Stage Enterprise)
  CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
         For the Years ended December 31, 2002, 2003 and 2004




                                    Common Stock                  Preferred Stock           Paid-in      Retained       Total
                                 Shares       $                  Shares      $              Capital      Earnings       Equity
                                -----------  -----------------  ----------  ------------  -----------  ------------  --------


Balance 12/31/01 . . . . . .             -   $              -            -   $         -   $        -  $         -   $        -

Founder shares . . . . . . .        27,800                  3                                   9,727                     9,730

Shares issued in payment
   for land. . . . . . . . .        51,429                  5           -             -       949,995            -      950,000

Shares issued for services .        63,629                  6           -             -        26,634            -       26,640

Net loss . . . . . . . . . .                                                                               (58,768)     (58,768)
                              -------------  -----------------  ----------  ------------  ----------  ------------  ------------
Balance 12/31/02 . . . . . .       142,858   $             14            -  $          -   $  986,356  $   (58,768)  $ (927,602)
                              =============  =================  ==========  ============  ===========  ============  ===========

Shares issued for Services. .       19,939                  2           -             -       569,448            -      569,450

Shares issued for conversion
   of debt . . . . . . . . .         1,117                  1      335,000          335        18,651            -       18,987

Adjustments and shares issued for
   For reverse merger. . . .       (56,277)                (6)   3,000,000        3,000       497,183            -      500,177

Retained earnings of GLC
   Prior to merger . . . . .             -                  -            -            -            -    (1,574,390)  (1,574,390)

Net Income (Loss). . . . . .             -                  -            -            -             -     (677,114)    (677,114)
                              -------------  -----------------  -----------  -----------  ------------  -----------  -----------
Balance 12/31/03 . . . . . .       107,637   $             11    3,335,000   $    3,335   $ 2,071,638  $(2,701,311) $  (626,329)
                              =============  =================  ===========  ===========  ============  ===========  ===========

Shares purchased by
   Employees . . . . . . . .   196,508,571             19,651            -            -     2,119,379            -    2,139,030

Shares issued for services .    28,705,186              2,871  11,665,0000       11,665       460,945            -      475,480

Shares split Odd-lot adj. . .           (1)                 -            -            -             -            -            -

Stock subscription receivable            -                  -            -            -             -            -      (22,501)

Net Income (Loss). . . . . .             -                  -            -            -             -   (1,744,118)  (1,744,118)
                              -------------  -----------------  -----------  -----------  ------------  -----------  -----------
Balance 12/31/04 . . . . . .   225,321,543   $         22,533   15,000,000   $   15,000   $ 4,651,962  $(4,445,429) $   221,561
                              =============  =================  ===========  ===========  ============  ===========  ===========


Number of shares issued reflects a 1 for 350 reverse stock split and adjusted par value to $.0001 from $.001 per share effected October 7, 2004





The accompanying notes are an integral part of these financial statements.

                                   GLOBAL  LINKS  CORP.
                          (A  Development  Stage  Enterprise)
                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2003  and  2004

NOTE 1 NATURE OF OPERATION
Development Stage Operations
Global Links Corp. (the "Company") merged with Capitol Group Holdings Corp. effective June 30, 2003 in a reverse acquisition with Capitol Group Holdings, Corp. the surviving business entity (see note 4). Capitol has a limited operating history with few revenues. The Company acquired approximately 1,000 residential lots in Arizona as part of the merger intends to develop this land into a senior, affordable residential community. The Company acquired an office building in Las Vegas Nevada, completed improvements to the building and leased out approximately two thirds of the building, all in 2004. The Company expects to expand the business of real estate acquisitions and development of various real estate ventures.

Background
Global Links corp. (hereinafter referred to as the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company." In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. The Company then pursued the general business objectives of providing consulting and product support for the entertainment industry particularly as applied to the world wide Internet. In August, 2000, the name was changed to United Trading.Com to reflect the change in business to encompass a broader e-commerce visibility on the Internet. In December 2002, the shareholders approved another change in the Company's name to Global Links Corp. to reflect the Company's entry into the Electronic Transaction Business. In June, 2003, the Company merged with Capitol Group Holdings, Corp, through a triangular merger between Global Links Corp., Global Links Capital Group, Inc. and Capitol Group Holdings Corp., a Nevada Corporation. The Company exchanged 30,000,000 shares of common stock and 3,000,000 shares of Series B preferred stock for all of the outstanding common and preferred stock of Capitol Group Holdings, Corp. As a result, Capitol Group Holdings, Corp. former stockholders exercised control over the Company. The combined 33,000,000 shares of stock represented 90% of the outstanding share voting power of the Company, establishing a change in control of the Company. The Company closed the transaction with Capitol Group Holdings, Corp. effective June 30, 2003. The transaction is accounted for retroactively as a public shell merger with a capital restructuring with Capitol Group Holdings, Corp. the surviving business entity. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, Capitol Group Holdings, Corp., has been treated as the accounting acquirer. In accordance with the merger document, the name of the Company remained Global Links Corp. The historical financial statements are those of Capitol Group Holdings, Corp.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Global Links Corp. and its subsidiaries, Global Links Card Services ("GLCS") and Capitol Group Holdings ("Capitol") All significant intercompany transactions have been eliminated.

Cash Equivalents
For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents. The Company had $ 0 and $0 respectively, of cash equivalents at December 31, 2004 and 2003


Credit Concentrations
At times, the Company may exceed the FDIC limit of $100,000 in one banking institution. The Company's brokerage account of Finance 500 is not FDIC insured, and contained a cash balance of $ 0 and $ 0 respectively at December 31, 2004 and 2003 respectively.

Furniture and Equipment Equipment was recorded at cost and depreciated using the straight-line method over the expected useful lives. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized. The Company's funiture and equipment consists of equipment, computers and software with useful lives of 5 years. The Company's Buildings and building improvements have expected useful lives of 30 years and 10 respectively.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Research  and  Development  Costs
Research and development costs are charged to operations as they are incurred.
Income Taxes
The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry forwards and certain temporary differences.

The Company did not provide any current or deferred United States federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The provision for income taxes and income from continuing operations before the extraordinary item for the periods ended December 31, 2004, and December 31, 2003, are as follows:





                                                          2004                 2003
                                                      -----------         --------------

Deferred tax assets
    Federal income tax (35%)                         $ (610,441)          $  (373,854)
    State income tax (None)
    Allowance                                           610,441               373,854
                                                      ----------          -------------
Provision for income taxes                           $        -           $         -
                                                     ===========          ============

As of December 31, 2004, and since inception, the major tax affected components of the Company's net deferred tax (asset) liability are as follows:

                                                          2004                 2003
                                                      -----------         --------------
Deferred tax assets
  Net operating loss                                 $    (671,114)      $   (373,854)
  Depreciation                                                   -                  -
  Meals and entertainment                                    1,959                744
  Extraordinary item
                                                         ----------      -------------
                                                     $    (669,155)      $   (373,110)
                                                     ===========          ============


For U.S. federal income tax return purposes, the Company has a net operating loss carry forward of approximately $3,774,000, which will expire between 2013 and 2024. The state of Nevada does not have any state income taxes therefore there are no tax loss carry forwards.


Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include cash, account payable-trade, due to related parties, notes payable and deposits payable approximate their fair values at December 31, 2004 and 2003.

Stock-Based Compensation
Statement on Accounting Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company granted no stock options in 2003. In 2004, the Company awarded stock options under its various Employee stock incentive plans. During 2004, the Company recognized $284,204 as employee bonuses representing the difference in the price of the underlying stock and the amount employees paid for the stock. At December 31, 2004, there were no unexercised grants outstanding. Accordingly, no proforma information, as required by SFAS No. 148, "Accounting for Stock-Based
Compensation  -  Transition  and  Disclosure"  is  presented  or  required.

Earnings (Loss) per Common Share
SFAS  No.  128,  "Earnings  Per  Share"  requires presentation of basic earnings
(loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, there were no potentially dilutive securities outstanding.

Management Estimates
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Recent Accounting Pronouncements
In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosures.
NOTE 3 GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has limited established sources of revenue, has experienced net operating losses of $3,093,542 since inception, had a net loss of $1,744,118 for the year ended December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.
NOTE 4 - ACQUISITION
Effective June 30, 2003 the Company acquired Capitol Group Holdings, Corp, under a Plan and Agreement of Triangular Merger between Global Links Corp., Global Links Capital Group, Inc. and Capitol Group Holdings Corp., a Nevada corporation. The Company exchanged 30,000,000 shares of common stock and 3,000,000 shares of Series B preferred stock for all of the outstanding common and preferred stock of Capitol Group Holdings, Corp. The combined 33,000,000 shares of stock represents 90% of the outstanding share voting power of the Company, establishing a change in control of the Company. It is the intention of the Company and Capitol Group Corp. that the transaction constitutes a tax-free reorganization as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction with Capitol Group Holdings, Corp. with an effective date of June 30, 2003. The transaction is accounted for as a reverse acquisition with Capitol Group Holdings, Corp. the surviving business entity. As a result, Capitol Group Holdings, Corp. former stockholders exercised control over the Company. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, Capitol Group Holdings, Corp., has been treated as the accounting acquirer. In accordance with the merger document, the name of the Company remained Global Links Corp. The historical financial statements are those of Capitol Group Holdings, Corp.
NOTE 5 - EQUIPMENT AND BUILDINGS
Depreciation expense for the years ended December 31, 2004 and 2003 was $14,351 and $1,425, respectively.
NOTE 6 DEBT
The Company currently is obligated on a note related to the purchase of the land held for development. The note for $200,000 and bears interest at 12% per annum. The note is due December 31, 2005, and secured solely by the land in Arizona which is being held for development. The Company assumed a debt of approximately $3,463,000 of accrued unpaid property taxes. Accounts payable includes $14,341 at December 31, 2003 due Wells Fargo Bank on credit cards issued in the name of the Company and its subsidiary, and none due at December 31, 2004. The cards bear interest on the unpaid balance of approximately 19%.
NOTE 7 - INCOME TAXES
The Company has available net operating loss carry forwards of approximately $2,032,000,000. There may be significant limitations on the future utilization of net operating loss carry forward due to ownership changes in the Company. The net operating loss carryforwards expire 2013 through 2024.

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is likely that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.
NOTE 8 - RELATED PARTY TRANSACTIONS
Due to Related Parties
During 2002 and 2003, an officer of the Company made cash loans to the Company totaling approximately $63,000, and personally paid corporate costs totaling approximately $86,400. In September, 2003, the officer agreed to forgo the repayment of a total of $130,000 of these receivables in exchange for certain consulting services by the Company. The company believes that the consulting services provided to did not exceed the $130,000 forgiven by the officer. As of December 31, 2003, $236,191 was due the officer, $225,889 of which was reflected in "Liabilities held for sale." As a result of the sale of the Company's subsidiary in December, 2004, the remaining unpaid liability reflected in "Liabilities held for sale" was assumed by a third party. The remaining balance due the officer at December 31, 2004 is $11,700.

In 2002 and 2003, another officer and stockholder of the Company advanced to the Company approximately $64,400 and $5,200, respectively, for operating expenses he paid on behalf of the Company. In 2002 $33,200 was repaid, and in 2004 the remaining balance of approximately $36,400 was repaid. There was no remaining balance at December 31, 2004.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Real Estate Development
Capitol Group Holdings primary asset is ownership of approximately 1000 undeveloped lots located in Arizona. The Company plans to develop the lots into a planned senior, affordable housing community. The Company also has an option to acquire an additional 700 lots at a future date. The Company also acquired an office building in Las Vegas, Nevada; completed the building and has acquired an option to acquire vacant land on adjacent land on which it plans to build two additional office buildings.

Operating Leases
The Company is not currently obligated under any operating leases. Rent expense for the two years ended December 31, 2004 and 2003 was $8,240 and $3,050, respectively. Rent was paid month to month on mail box rental and storage of corporate documents in 2003,and for access to the Sunset Office Building for prior to the closing of the purchase.

NOTE 10 - STOCK-BASED COMPENSATION
The Company issued stock registrations through seven registration statements of form S-8 registering a total of 1,153,000,000 shares 313,000,000 registered for the Company's Non-Employee Directors and Consultants Retainer Stock Plans, and 840,000,000 for the Company's Employee Stock Incentive Plans. All of these shares had been issued as of December 31, 2004. As of December 31,2004 there were 96,500,000 and 466,000,000 shares available under the Non-Employee Directors and Consultants Retainer and Employee Stock Incentive Plans respectively. The table below represents the number of shares issued and dollar value after adjustment for the 1-for- 40 reverse stock split effected on April 16, 2003, and the 1-for-350 reverse stock split effected on October 7, 2004.




Year ended              Non-employee Directors
                          and Consultants                       Employees
December 31           Number of                            Number of
                       Shares         Dollars                Shares          Dollars

---------------    -------------   ------------          --------------   -------------
2002                       321      $   84,100                       -     $         -
2003                    19,939         564,450                       -               -
2004                28,705,186         463,816             196,508,571       2,139,030
                   -------------   ------------          --------------   -------------
                   28,725,446       $1,112,366             196,508,571       2,139,030

NOTE 11 - STOCK PURCHASE WARRANTS
The Company has no stock purchase warrants outstanding at December 31, 2002 or 2003.
NOTE 12 - STOCK TRANSACTIONS
During the year ended December 31, 2003 and 2004 the Company issued the following common shares of the Company:



Entity  or  Group                            Number of Shares*             Per share price determination
-------------------------                ----------------------        ----------------------------------

Various Corp.                                     20,796                     $0.082  - Board determination
   Consultants                                                               closing  price  previous
                                                                             trading  day

James  Brewer  Corp.
  officer                                         1,117  (Restricted)       $14.00 - Board  determination
                                                                             closing  price  previous
                                                                             trading  day

Acquisition  of  Capitol
   Group Holding Co                               85,714  (Restricted)       $1.63 - Board determination
                                                                             Net Value of assets acquired



No additional shares of common stock were issued during the years ended December 31, 2003 or 2004.

* Number of shares and share prices have been adjusted to reflect the 1-for-350 reverse stock split effected October 7, 2004.

On December 14, 2001, the Board of Directors approved the establishment of 5,000,000 shares of Series A Convertible Preferred Stock, and approved the issuance of 3,530,000 shares of such stock to Mr. James Brewer, the president and CEO of the Company, and 490,000 shares each to three other individuals. In April, 2003, Mr. Brewer exercised his option to purchase 3,350,000 these shares. The Board of Directors subsequently authorized the issuance of Series B Convertible Preferred Stock and authorized Mr. Brewer to exchange the series A
Convertible Preferred Stock for Series B Convertible Preferred Stock of the basis of one share of Series B for each 10 shares of Series A converted. The Series B Convertible Preferred Stock contains the following features:
                                                   i) 8% non-cumulative dividend
    ii)  Each share  entitled  to  20  votes
   iii) Each issued share convertible, at any time, at the option of the holder, into the corporation's common stock at ten common shares for each class "B" preferred share held
   iv) The common share conversion feature is not subject to dilution as a common stock equivalent
    v) Payment of any dividends on Class "B" preferred stock is subject to and not in excess of dividends on the corporation's common stock based on the factor (one for ten) into which the Class "B" preferred shares are entitled to convert into the corporation's common stock.

During the years ended December 31, 2003 and 2004, the Company issued the following preferred shares of the Company:




Entity  or  Group                   Number of Shares*                Per share price determination
---------------------          ----------------------         -------------------------------------

2003
-----
Series B preferred
James  Brewer  Corp.

officer                          335,000  (Restricted)               Exchange of Series A preferred
Acquisition  of  Capitol
  Group Holding Co             3,000,000  (Restricted)               $0.001  - Board determination
2004
-----
Various consultants to
  the Company                  1,625,000  (Restricted)               Board determination
                                                                     Consulting services valued
                                                                      at $1,625

Frank J. Dobrucki,
  Officer and Director
  of the Company               10,040,000  (Restricted)               Consulting services valued
                                                                       at $10,040

No additional shares of preferred stock were issued during the year ended December 31, 2004.


Shares Issued for Acquisition
Effective June 30, 2003, the Company issued 30,000,000 shares of common stock to acquire all of the issued and outstanding common shares of Capitol Group Holdings, Corp, under a Plan and Agreement of Triangular Merger between Global Links Corp., Global Links Capital Group, Inc. and Capitol Group Holdings Corp., a Nevada corporation, the Company exchanged 30,000,000 shares of common stock and 3,000,000 shares of Series B preferred stock for all of the outstanding common and preferred stock of Capitol Group Holdings, Corp. The combined 33,000,000 shares of stock represents 90% of the outstanding share voting power of the Company, establishing a change in control of the Company.
NOTE 13 - SUBSEQUENT EVENTS
Subsequent to December 31, 2004 the Company:

In January, 2005, the Company Amended the Articles of Incorporation to authorize 5,428,571 shares of common stock and 100,000,000 shares of preferred stock.

In February, 2005, the Company announced that it has entered into an agreement to acquire all of the Utah real estate holdings of Diversified Financial Resources Corp. The transaction included a 15,000-square-foot three-story office building in downtown Salt Lake City, 2 single-family homes, a duplex home and 5 condominiums. The Company plans to re-sell the properties at a significant profit upon completion of the transaction, which date cannot be determined at the time of this report.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.
        ---------------------------------------------

On  February  1, 2005, the Registrant dismissed its independent auditor, William
E. Costello CPA, certified public accountant ("Costello"), because Costello was not registered with the PCAOB.
Costello's reports on the Registrant's financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Costello's reports on the Registrant's financial statements for the fiscal years ended December 31, 2003 and 2004 expressed doubt about the Company's ability to continue as a "going concern."

The decision to dismiss Costello was recommended by the Company's Board of Directors.

During the two most recent fiscal years and any subsequent interim period through February 1, 2005 there have not been any disagreements between the Registrant and Costello on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Costello, would have caused him to make reference to the subject matter of the disagreements in connection with his reports on the Registrant's financial statements for such periods.

On February 1, 2005, the Registrant engaged Lynda R. Keeton CPA, LLC ("Keeton") as the Registrant's independent accountants to report on the Registrant's balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Keeton was approved by the Registrant's Board of Directors.

During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Keeton, neither the Registrant nor anyone on the Registrant's behalf consulted with Keeton regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."


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

                  NAME                       AGE                TITLE
----------------------------------------     ---               -------
Frank  L. Dobrucki                            44     President, Chief Executive
                                                     Officer  and  Director

Frank J Dobrucki, President, CEO and Director. Mr. Dobrucki has been the chief executive officer and a director of the Company since April, 2003. He has been president, chief executive officer and a director of Capitol Group Holdings Corporation since March 2002. Mr. Dobrucki has over twenty years of experience in the real estate foreclosure industry, serving in executive management positions with several real estate trustee ventures and as a banking, loan dissolution consultant.

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


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
-------------------------------------------------------

All  required  reports  have  been  filed  timely

CORPORATE  CODE  OF  ETHICS.
-------------------------
In addition to the Code of Business Conduct and Ethics of Global Links Corp. (the "Company") that apply to all employees and directors of the Company, the CEO and all financial officers, including the principal financial officer and the principal accounting officer, are bound by the provisions set out below. Collectively the Officers of the Company to whom this Code of Ethics applies are called "the Officers".

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


               SUMMARY  COMPENSATION  TABLE

               -------Annual  Compensation-------               -----Long-term  Compensation-----
                                            Other                 Securities
                                           Annual     Restricted   Underlying               All Other
Name and                                   Compen-      Stock      Options/      LTIP       Compen-
Principal               Salary    Bonus    sation     Award(s)       SAR's      Payouts     sations
Position       Year       $         $         $           $            #           $           $
(a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (I)
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Hancock
President/
CEO         July 24, 2001
                Thru
COO              2002   $10,000        0          0       $8,750            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

J. Brewer
President, CEO
CFO      2002          $135,000        0    $18,043      $13,748            -          0            0
         2003 thru
            April 30   $ 45,000         0    $ 6,677            0            -          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

F. Dobrucki  (see note below)
President, CEO
         May 1, 2003
           Thru
        Dec. 31, 2003  $      -        0          0   $   4,000            0          0            0
          2004         $143,627        0          0       6,040            0          0            0
-----------  --------  --------  -------  ---------  -----------  -----------  ---------  -----------

All restricted stock awards for Mr. Hancock and Mr. Brewer were terminated effective April 30, 2003.



Note: Mr. F. Dobrucki entered into a five year employment agreement with Capitol Group Holdings Corporation, dated July 1, 2002 calling for annual compensation of $156,000 plus a cash bonus of from $50,000 to $100,000 per year, which agreement was assumed by the Company in April, 2003. The Company and Mr. Dobrucki agreed in December,2003 to forgo the compensation for 2003 in exchange for 4,000,000 shares of Series B Preferred Stock, and cancellation of the Agreement for the remaining contract period, to be replaced by a new agreement at a future date. There being no market for the preferred shares, the stock was valued at the par value of $0.001 per share (total value $4,000) for accounting purposes. At December 31, 2003, the shares had not been issued, but were issued in July, 2004, along with an additional 6,040,000 shares valued at $6,040.


Mr. James Brewer entered into a three year consulting agreement with the company Effective October 1, 2001, which agreement was cancelled on December 14, 2001 and replaced by a three year employment agreement effective December 1, 2001 calling for salary of $10,000 per month through September, 30, 2002, $11,250 per month from October 1, 2002 through September 30, 2003, $12,500 per month, from October 1, 2003 through September 30, 2004, and $15,000 per month from October 1, 2004 through November 30, 2004. However, Mr. Brewer has resigned as an officer of the Company effective May 1, 2003, and the contract was canceled as of that date. No cash payments have been made to Mr. Brewer on either the consulting agreement or the employment agreement, however, Mr. Brewer received 1,117 shares of the Company's common stock equivalent to $15,637 as partial payment of amounts due Mr. Brewer under the employment agreement. Mr. Brewer also received an option to purchase 36 shares of the Company's common restricted stock at an option price of $1,400.00 per share (adjusted for reverse splits of the Company's common stock) exercisable at any time prior to December 15, 2006. Mr. Brewer agreed to terminate the option at the time of his resignation in April, 2003.


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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
          --------------------------------------------------------------

This table describes the ownership at December 31, 2002 of the Company's outstanding common stock by: (i) each of the Company's Officers and Directors;
(ii)  each  person  who  is  known  by  the  Company  to own more than 5% of the
Company's outstanding common stock; and (iii) all of the Company's Officers and Directors as a group:

TITLE OF         NAME AND ADDRESS OF          AMOUNT AND NATURE OF    PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
                                                     (Common Shares)
          Principle Shareholders
          ---------------------------------   ---------------------   ---------

          Officers Directors:
          ---------------------------------
Common    Frank Dobrucki                                     11,172      0.00%
Stock     4600 E. Sunset Rd., # 320
          Henderson, NV 89014
          ---------------------------------

Common    All Officers and Directors
stock     as a group (1 person)                               11,172      0.00%
          ---------------------------------                =========     ======




Series B  Frank J. Dobrucki (see note below)              12,590,000     83.9%
Convert   4600 E. Sunset Rd., # 320
Preferred Henderson, NV 89014
          ---------------------------------
Series B  All Officers and Directors
Convert   as a group (1 person)
Preferred                                                 12,590,000     83.9%
          ---------------------------------               =========     ======

Note: Mr. F. Dobrucki entered into a five year employment agreement with Capitol Group Holdings Corporation, dated July 1, 2002 calling for annual compensation of $156,000 plus a cash bonus of from $50,000 to $100,000 per year, which agreement was assumed by the Company in April, 2003. The Company and Mr. Dobrucki agreed in December,2003 to forgo the compensation for 2003 in exchange for 4,000,000 shares of Series B Preferred Stock, and cancellation of the Agreement for the remaining contract period, to be replaced by a new agreement at a future date. There being no market for the preferred shares, the stock was valued at the par value of $0.001 per share (total value $4,000) for accounting purposes. At December 31, 2003, the shares had not been issued, but were issued in July, 2004, along with an additional 6,040,000 shares valued at $6,040.



                Equity  Compensation  Plan  Information

                                                                 Number  of
                                                                 Securities
                                                                  Remaining
                    Number of                               available for future
                   Securities  to  be                            issuance  under
                    Issued  upon          Weighted-average          equity
                    Exercise  of         exercise  price  of     compensation
                    Outstanding            outstanding         plans  (excluding
                Options, warrants       options, warrants   securities reflected
                    And  rights             and rights            in column (a))
Plan  category           (a)                   (b)                     (c)
-------------   ------------------    -------------------   --------------------
Equity
Compensation  plans
approved  by
security  holders

-------------   ------------------    -------------------   --------------------
Equity
Compensation  plans
not  approved  by             none                     -          562,500,000
security  holders  (see
Notes  below)

-------------   ------------------    -------------------   --------------------
Total                        none                      -          562,500,000
-------------   ------------------    -------------------   --------------------




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


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)  Exhibits

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

                                   December  31,  2003     December  31,  2004
                                   ------------------   -------------------
Audit  Fees                           $ 13,250                   $10,000

Audit-Related  Fees                       None                     None

Tax  Fees                               $1,210              To be determined

All  Other  Fees                          None                     None

Audit  Committee's  pre-approval  policies  and  procedures:  Not  applicable




Exhibit
Number                                    Description  **                   Page
------                                    ---------------                   ----
     2.1*                     Plan  and  Agreement  of Triangular Merger
                              between  the  registrant  and  its wholly-
                              owned  subsidiary,  Global  Links  Capital
                              Group,Inc.,  and  Capitol  Group  Holdings
                              Corporation  dated  June  16,  2003

     3.1*                     Amended  and  Restated  Articles  of
                              Incorporation,  For  Global  Links  Corp.

     3.2*                     By-Laws as restated for Global Links Corp.

     4.1* Rights, Preferences, Privileges and Restrictions Series "A" Convertible Preferred Stock

     4.2* Rights, Preferences, Privileges and Restrictions Series "B" Convertible Preferred Stock

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

     10.2* United Trading.Com Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002

     10.3* United Trading.Com Non-Employee Directors And Consultants Retainer Stock Plan For The Year 2002 No. 3

     10.4*                    Global  Links  Corp.  Employee  Stock
                              Incentive  Plan  for  the  Year  2003

     10.5* Global Links Corp. Non-Employee Directors and Consultants Retainer Stock Plan for Year 2003

     10.6*                    Global  Links  Corp.  Employee  Stock
                              Incentive  Plan  for  the  Year  2004

     10.7* Global Links Corp. Non-Employee Directors and Consultants Retainer Stock Plan for Year 2004
     10.8*                    Global  Links  Corp.  Employee  Stock
                              Incentive  Plan  for  the  Year  2004, #2

     10.9* Global Links Corp. Non-Employee Directors and Consultants Retainer Stock Plan for Year 2004, #2

     10.10*                    Global  Links  Corp.  Employee  Stock
                              Incentive  Plan  for  the  Year  2004, #3

     10.11*                    Global  Links Corp. Non-Employee Directors
                              and  Consultants  Retainer  Stock Plan for
                              Year  2004, #3

     19.1                     List  of  subsidiaries


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


                                   GLOBAL  LINKS  CORP.
                        ---------------------------------------------------
                                  (Registrant)



                    By:      s/Frank  J.  Dobrucki,  President  and  Director
                        -------------------------------------------------


                    Date:  April  11,  2005
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

Dated:  April  11,  2005         Signature:  /s/  Frank  J.  Dobrucki
                                           ----------------------------------
                                           Frank  J.  Dobrucki
                                           Chief  Executive  Officer,  and
                                           Chief  Financial  Officer

                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Annual Report of Global Links Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
J. Dobrucki, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated:                               /s/  Frank  J.  Dobrucki
           April  11,  2005                 ----------------------------
                                          Frank  J.  Dobrucki,  Chief
                                          Executive  Officer,  President,
                                          and  Chief  Financial  Officer