Form 10KSB/A
period 2004-12-31
GLOBAL LINKS CORP
filed 2005-04-14
CIK 949728

Securities  and  Exchange  Commission
                               Washington  DC  20549
                                   Form  10-KSB/A

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


ITEM  7.  FINANCIAL  STATEMENTS.


                       GLOBAL LINKS CORP. AND SUBSIDIARIES
                         CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2003 AND 2004
                                    WITH
                                  REPORT OF
                      INDEPENDENT REGISTERD ACCOUNTING FIRM


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




To the Board of Directors of
 Global Links Corp.:

We have audited the accompanying consolidated balance sheets of Global Links Corp. (a Development Stage Enterprise) as of December 31, 2004 and 2003, and the related statements of income, stockholder's equity, and cash flows for the period then ended and the period March 31, 2002 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Links Corp. (a development stage enterprise) as of December 31, 2004, and the results of its operations and cash flows for the period then ended and for the period March 31, 2002 (inception) through December 31, 2004, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 3 to the financial statements, the Company has limited operations and has not established a source of revenue. This raises doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Footnote 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Las Vegas, NV


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET

                            ASSETS
                            ------
                                                        December 31,    December 31,
                                                            2004            2003
                                                        ------------    ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $     4,339     $      1,213
   Deposits. . . . . . . . . . . . . . . . . . . . .        2,000               52
   Prepaid expenses. . . . . . . . . . . . . . . . .          243                -
   Current assets discontinued operations. . . . . .            -              539
                                                      ------------    -------------
Total Current Assets . . . . . . . . . . . . . . . .        6,583            1,804
                                                      ------------    -------------
PROPERTY AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . . . .     541,705                -
   Buildings (Net of depreciation of $11,598 and none)  1,620,343                -
   Furniture and equipment (Net of depreciation
       of $5,178 and $2,424). . . . . . . . . . . . .      55,829            5,984
                                                        ----------    ------------
      Total Property and Equipment . . . . . . . . .    2,217,876            5,984
                                                      ------------    -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .
   Land held for development                            3,763,000        3,763,000
                                                      ------------    -------------
                                                        3,763,000        3,763,000
                                                      ------------    -------------

      Total Assets . . . . . . . . . . . . . . . . .  $ 5,987,459     $  3,770,788
                                                      ============    =============

                 Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $   189,336     $     25,584
   Payable to officers . . . . . . . . . . . . . . .          352              352
   Loans from officers . . . . . . . . . . . . . . .       11,700           47,523
   Property taxes payable. . . . . . . . . . . . . .    3,856,000        3,836,000
   Current portion of loans and notes payable. . . .      432,398                -
   Unearned revenues . . . . . . . . . . . . . . . .       50,000                -
   Accrued interest on loans and notes . . . . . . .       48,747                -
   Liabilities of discontinued operations. . . . . .            -          263,658
                                                      ------------    -------------
      Total Current Liabilities                         4,588,533        4,173,117


LONG TERM DEBT
   Note payable Sunset Building (see note 3) . . . .    1,172,362                -
   Other notes payable . . . . . . . . . . . . . . .            -          200,000
   Accrued interest on debt. . . . . . . . . . . . .            -           24,000
   Rent deposits . . . . . . . . . . . . . . . . . .        5,000                -
                                                      ------------    -------------
Total long term debt . . . . . . . . . . . . . . . .    1,177,362          224,000
                                                      ------------    -------------

Commitments and contingencies. . . . . . . . . . . .            -                -
                                                      ------------    -------------

Total Liabilities. . . . . . . . . . . . . . . . . .    5,765,896        4,397,117


STOCKHOLDERS' EQUITY
   Preferred Stock par value $0.001 (100,000,000
     Shares authorized, 15,000,000 and 3,335,000
     issued and outstanding. . . . . . . . . . . . .      15,000             3,335
   Common Stock par value $0.0001 (500,000,000 shares
     authorized, 225,321,543 and 107,637
     issued and outstanding). . . . . . . . . . . .       22,532                11
   Additional Paid-in Capital . . . . . . . . . . .    3,077,572           497,248
   Stock subscriptions receivable . . . . . . . . .      (22,501)                -
   Retained Deficit - accumulated during
      Development Stage. . . . . . . . . . . . . . .  (2,871,040)       (1,126,922)
                                                      ------------    -------------
   Total Stockholders' Equity.(deficiency) . . . . .     221,563          (626,328)
                                                      -----------      ------------
      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $5,987,459      $  3,770,789
                                                      ===========     =============

The accompanying notes are an integral part of these financial statements.






                                         GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                      Inception
                                                   Year Ended       Year Ended      March 28, 2002
                                                  December, 31     December, 31          Thru
                                                      2004             2003        December 31, 2004
                                                 ---------------  ---------------  ---------------
REVENUES

REVENUES

   Consulting fees. . . . . . . . . . . . . . .  $      100,000   $            -   $      100,000
   Rental income. . . . . . . . . . . . . . . .          12,775                -           12,775
   RE-Info subscription fees. . . . . . . . . .             408                               408
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .         113,183                -          113,183

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .         125,000                -          125,000
                                                 ---------------  ---------------  ---------------

Gross profit. . . . . . . . . . . . . . . . . .         (11,817)               -          (11,817)

EXPENSES

   General and Administrative . . . . . . . . .         176,359          445,348          668,835
   Officer Compensation . . . . . . . . . . . .         149,667           45,325          194,992
   Salaries & wages . . . . . . . . . . . . . .         364,675                -          364,675
   Consulting fees. . . . . . . . . . . . . . .       1,000,167          568,950        1,598,057
   Loan interest. . . . . . . . . . . . . . . .          79,363           23,604          102,967
   Legal fees . . . . . . . . . . . . . . . . .         105,863           18,300          105,863
   Depreciation and Amortization. . . . . . . .          14,351            1,425           16,775
   Research & development.  . . . . . . . . . .         125,000                -          125,000
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .       2,015,445        1,102,952        3,177,164
                                                 ---------------  ---------------  ---------------

OTHER INCOME
   Interest income. . . . . . . . . . . . . . .             104                -              104

Net (Loss) before Discontinued Operations . .. .     (2,027,158)      (1,102,952)      (3,188,877)

   Income (loss) from discontinued operations,
       net of income taxes. . . . . . . . . . .        (150,868)          34,797         (116,071)
   Gain on sale of asset. . . . . . . . . . . .         433,908                -          433,908
                                                 ---------------  ---------------  ---------------

Net (Loss). . . . . . . . . . . . . . . . . . .  $   (1,744,118)  $   (1,068,155) $    (2,871,040)
                                                 ===============  ===============  ===============

Net (loss) per common share,
    basic and diluted . . . . . . . . . . . . .  $      ( 0.105)  $       (0.053) $        (1.695)
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





                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Inception
                                                     Year Ended      Year Ended      March 28, 2002
                                                    December 31,     December 31,         Thru
                                                        2004             2003       December 31, 2004
                                                  ---------------  ---------------  -----------------

OPERATING ACTIVITIES
----------------------------------
Net (loss) . . . . . . . . . . . . . . . . . . .  $   (1,744,118)  $   (1,068,154) $    (2,871,041)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .          14,351            1,425           16,774
   (Gain) on sale of subsidiary. . . . . . . . .        (433,908)               -         (433,908)
   Consulting and legal fees paid via stock. . .         465,440          551,950        1,017,390
   Employee stock incentive plan . . . . . . . .         284,204                -          284,204

 Changes in operating assets and liabilities:
   Decrease in prepaid expenses. . . . . . . . .            (243)               -             (243)
   Increase in accounts payable. . . . . . . . .         163,752           14,317          189,336
   Increase in unearned revenue. . . . . . . . .          50,000                -           50,000
   Increase in rent deposits . . . . . . . . . .           5,000                -            5,000
   (Increase) decrease in Deposits . . . . . . .          (1,948)              75           (2,000)
   Increase in accrued liabilities . . . . . . .          44,747          397,000          441,747
   Decrease in liabilities of
      Subsidiary sold . . . . . . . . . . . . .          135,789                -          135,790
   (Increase) decrease in assets of
      discontinued operations. . . . . . . . . .               -             (539)            (539)
   Increase (decrease) in liabilities of
      discontinued operations. . . . . . . . . .               -          263,658          263,658
                                                  ---------------  ---------------  ---------------

Net cash provided by Operating Activities. . . .      (1,016,933)         159,731         (903,831)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVITIES
----------------------
   Cash paid for property plant and equipment. .        (946,243)               -         (693,243)
   Proceeds from sale of subsidiary. . . . . . .          35,000                -           35,000
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .        (911,243)               -         (658,243)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------
   Cash proceeds from debt . . . . . . . . . . .         140,000                -          140,000
   Cash paid to reduce debt. . . . . . . . . . .         (15,240)               -          (15,240)
   Officer compensation paid via stock . . . . .          10,040           27,500           37,540
   Cash proceeds for sale of Common stock. . . .       1,832,325                -        1,392,061
   (Decrease) increase in payable/loan to
       officer . . . . . . . . . . . . . . . . .         (35,823)        (190,159)          12,052
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .       1,931,302         (162,659)       1,566,413
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .           3,125           (2,927)           2,749

Cash at Beginning of Period. . . . . . . . . . .           1,213            4,142                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $        4,339   $        1,214  $         4,339
                                                  ===============  ===============  ===============


SUPPLEMENTAL DISCLOSURES
   Cash payment for interest . . . . . . . . . .  $       53,113   $            -   $       53,113
                                                  ===============  ===============  ===============

   Cash payment for income taxes . . . . . . . .  $            -   $            -   $            -
                                                  ===============  ===============  ===============




The accompanying notes are an integral part of these financial statements.




                       GLOBAL LINKS CORP.
               (A Development Stage Enterprise)
  CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
         For the Years ended December 31, 2002, 2003 and 2004




                                    Common Stock                  Preferred Stock           Paid-in      Retained       Total
                                 Shares       $                  Shares      $              Capital      Earnings       Equity
                                -----------  -----------------  ----------  ------------  -----------  ------------  --------


Balance 12/31/01 . . . . . .             -   $              -            -   $         -   $        -  $         -   $        -

Founder shares . . . . . . .        27,800                  3                                   9,727                     9,730

Shares issued in payment
   for land. . . . . . . . .        51,429                  5           -             -       949,995            -      950,000

Shares issued for services .        63,629                  6           -             -        26,634            -       26,640

Net loss . . . . . . . . . .                                                                               (58,768)     (58,768)
                              -------------  -----------------  ----------  ------------  ----------  ------------  ------------
Balance 12/31/02 . . . . . .       142,858   $             14            -  $          -   $  986,356  $   (58,768)  $  927,602
                              =============  =================  ==========  ============  ===========  ============  ===========

Shares issued for Services. .       19,939                  2           -             -       569,448            -      569,450

Shares issued for conversion
   of debt . . . . . . . . .         1,117                  1      335,000          335        18,651            -       18,987

Shares issued for merger
   with Capitol Group. . . .        85,714                  8    3,000,000        3,000       113,370            -      116 378

Recapitalization of Common Stock
   With merger with Capitol.      (141,991)               (14)           -            -    (1,190,577)               (1,190,591)

Net Income (Loss). . . . . .             -                  -            -            -             -   (1,068,155)  (1,068,155)
                              -------------  -----------------  -----------  -----------  ------------  -----------  -----------
Balance 12/31/03 . . . . . .       107,637   $             11    3,335,000   $    3,335   $   497,248  $(1,126,922) $  (626,328)
                              =============  =================  ===========  ===========  ============  ===========  ===========

Shares purchased by
   Employees . . . . . . . .   196,508,571             19,651            -            -     2,119,379            -    2,139,030

Shares issued for services .    28,705,186              2,871  11,665,0000       11,665       460,945            -      475,480

Shares split Odd-lot adj. . .           (1)                 -            -            -             -            -            -

Stock subscription receivable            -                  -            -            -             -            -      (22,501)

Net Income (Loss). . . . . .             -                  -            -            -             -   (1,744,118)  (1,744,118)
                              -------------  -----------------  -----------  -----------  ------------  -----------  -----------
Balance 12/31/04 . . . . . .   225,321,543   $         22,532   15,000,000   $   15,000   $ 3,077,572  $(2,871,040) $   221,563
                              =============  =================  ===========  ===========  ============  ===========  ===========


Number of shares issued reflects a 1-for-350 reverse stock split and adjusted par value to $.0001 from $.001 per share effected October 7, 2004.



The accompanying notes are an integral part of these financial statements.

                                   GLOBAL  LINKS  CORP.
                          (A  Development  Stage  Enterprise)
                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             December  31,  2004  and  2003


NOTE 1 NATURE OF OPERATION

Development Stage Operations
Global Links Corp. (the "Company") merged with Capitol Group Holdings Corp. effective June 30, 2003 in a reverse acquisition with Capitol Group Holdings, Corp. the surviving business entity (see note 4). Capitol has a limited operating history with few revenues. The Company acquired approximately 1,000 residential lots in Arizona as part of the merger and intends to develop this land into a senior, affordable residential community. The Company acquired an office building in Las Vegas, Nevada, completed improvements to the building and leased out approximately two thirds of the building, all in 2004. The Company expects to expand the business of real estate acquisitions and development of various real estate ventures.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Global Links Corp. and its subsidiaries, Global Links Card Services ("GLCS") and Capitol Group Holdings ("Capitol"). All significant intercompany transactions have been eliminated.

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

Furniture  and  Equipment
Furniture and equipment was recorded at cost and depreciated using the straight-line method over the expected useful lives. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized. The Company's furniture and equipment consists of equipment, computers and software with useful lives of 5 years. The Company's Buildings and building improvements have expected useful lives of 30 years and 10 respectively.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004 and 2003 there were no impaired assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Research  and  Development  Costs
Research and development costs are charged to operations  as  they are incurred.

Income Taxes
The Company has applied the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carry-forwards and certain other temporary differences to the extent that realization of such benefits is more likely than not; otherwise, a valuation allowance is applied.

Disclosures about Fair Value of Financial Instruments
The carrying amount of the Company's financial instruments, which include cash, account payable-trade, due to related parties, notes payable and deposits payable approximate their fair values at December 31, 2004 and 2003.

Stock-Based Compensation
Statement on Accounting Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company granted no employee stock options in 2003.

In 2004, the Company awarded stock options under its various Employee stock incentive plans. During 2004, the Company recognized $284,204 as employee bonuses representing the difference in the price of the underlying stock and the amount employees paid for the stock; the offset of this expense was credited to additional paid in capital. At December 31, 2004, there were no unexercised grants outstanding. Accordingly, no proforma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" is presented or required.

Earnings (Loss) per Common Share
Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

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

The implementation of the provisions of the above pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based
Compensation", and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the year ending December 31, 2005. We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees for disclosure purposes. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

The impact of SFAS No. 123R on our results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has limited established sources of revenue, has experienced net operating losses of $2,871,041 since inception, had a net loss of $1,744,118 for the year ended December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - BUSNINESS DEVELOPMENTS

Effective June 30, 2003, the Company merged with Capitol Group Holdings, Corp, under a Plan and Agreement of Triangular Merger between Global Links Corp., Global Links Capital Group, Inc. and Capitol Group Holdings Corp., a Nevada corporation. The primary purpose of the combination was to enter the business of real estate acquisitions and development, real estate information services and international housing projects.

The Company exchanged 30,000,000 shares of common stock and 3,000,000 shares of Series B preferred stock for all of the outstanding common and preferred stock of Capitol Group Holdings, Corp. The combined 33,000,000 shares of stock represented 90% of the outstanding share voting power of the Company, establishing a change in control of the Company. It is the intention of the Company and Capitol Group Corp. that the transaction constitutes a tax-free reorganization as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction with Capitol Group Holdings, Corp. with an effective date of June 30, 2003. As a result, Capitol Group Holdings, Corp. former stockholders exercised control over the Company. The transaction is accounted for retroactively as a public shell merger with a capital restructuring, with Capitol Group Holdings, Corp. the surviving business entity. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, Capitol Group Holdings, Corp., has been treated as the accounting acquirer. In accordance with the merger document, the name of the Company remained Global Links Corp. The historical financial statements are those of Capitol Group Holdings, Corp.

As a result of the merger, the Company acquired the following assets and assumed the following liabilities:

Assets acquired:
Land held for development. . . . . . . .     $ 3,763,000

Liabilities assumed
Note payable. . . . . . . . . . . . . . .    $   200,000
Property taxes payable. . . . . . . . . .    $ 3,463,000

Sale of Subsidiary
The Company's subsidiary, Global Links Card Services, has been in the business Of providing services to various entities desiring stored value cards and related products. The Company determined to withdraw from this business and in December, 2004, the Company sold its wholly-owned subsidiary, Global Links Card Services to an unrelated third party for the sum of $35,000, and the assumption of the Company's payable to the subsidiary of $292,837. The Company recognized a gain on the sale of $433,908. In 2004, through the sale of the subsidiary effective December 24 2004, the subsidiary recorded pretax loss from operations of $150,868, and in the year ended December 31, 2003 the Subsidiary recorded pretax income from operations of $34,797.

NOTE 5 DEBT

The Company currently is obligated on a note related to the purchase of the land held for development. The note for $200,000 and bears interest at 12% per annum. The note is due December 31, 2005, and secured solely by the land in Arizona.

As part of the purchase of the Sunset Office Building, the Company executed an All-Inclusive Promissory Note Secured by Long Form All-Inclusive Deed of Trust in the amount of $1,280,000. The note bears interest at 8% per annum on the unpaid balance. Payments are $9,392.19 per month beginning June 30, 2004, through May 30, 2006, at which time the unpaid balance is due and payable. At December 31, 2004, the outstanding pricipal balance of the note was $1,271,149 and accrued interest due was $8,498.40.

On August 5, 2004 the Company executed a Convertible Debenture in the Amount of $120,000 to Edify Capital Group, Inc. The debenture accrues interest at 8.5% per annum with interest compounded and payable on the last day of each calendar quarter. At any time the payee may convert all or part of the remaining principal balance, plus accrued interest, of the debenture into the common stock of the Company at 80% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceeding any such conversion, providing that such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. At December 31, 2004, the unpaid balance was $120,000 and accrued interest was $4,248.78. At December 31, 2004 the Company was in compliance with all covenents under this debenture.

On November 15, 2004, the Company executed a note to Majestic Safe-T Products Ltd. in the amount of $20,000. The note is unsecured and calls for interest in the amount of $4,000. The note with accrued interest is due May 31, 2005. As of December 31, 2004, the outstanding balance due on the note was $10,000, and accrued interest was $2,000. The interest rate on this note was approximately 37%, which the Company's management considered to be unreasonable however the dollar amount was immaterial and therefore has choosen not to apply APB No.21 treatment to this transaction.

The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the Notes:

Year Ended December 31,                  Principal Payments
                                         ------------------
2005                                        $    342,095
2006                                           1,262,665
2007                                                   -
2008                                                   -
Thereafter                                             -
                                            -------------
Total                                       $  1,604,760
                                            ============


NOTE 6 - INCOME TAXES

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

The provision for income taxes and income from continuing operations before the Discontinued operations for the periods ended December 31, 2004, and 2003, are as follows:




                                                          2004                 2003
                                                      -----------         --------------

Deferred tax assets
    Federal income tax (35%)                         $ (610,441)          $  (373,854)
    State income tax                                          -                     -
    Allowance                                           610,441               373,854
                                                      ----------          -------------
Provision for income taxes                           $        -           $         -
                                                     ===========          ============

As of December 31, 2004, and since inception, the major tax affected components of the Company's net deferred tax (asset) liability are as follows:

                                                          2004                 2003
                                                      -----------         --------------
Deferred tax assets
  Net operating loss                                 $ (610,441)          $   (373,854)
  Depreciation                                                -                      -
  Meals and entertainment                                 1,959                    744
    Allowance                                           608,482                373,110
                                                      ----------          -------------
                                                     $        -          $           -
                                                     ===========          =============


For U.S. federal income tax return purposes, the Company has a net operating loss carry forward of approximately $3,774,000, which will expire between 2013 and 2024. The state of Nevada does not have any state income taxes therefore there are no tax loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties
Prior to and in 2003, an officer of the Company had made cash loans to the Company and personally paid corporate costs. In September, 2003, the officer agreed to forgo cash repayment of a total of $130,000 of these receivables in exchange for certain consulting services performed by the Company. As of December 31, 2003, $236,191 was due the officer., $225,889 of which was reflected in "Liabilities held for sale." As a result of the sale of the Company's subsidiary in December, 2004, the remaining unpaid liability reflected in "Liabilities held for sale" was assumed by a third party. The remaining balance due the officer at December 31, 2004 is $11,700, which is payable on demand.

At December 31, 2003, the Company had an obligation to another officer and stockholder of the Company in the amount of approximately $37,573 for operating expenses he paid on behalf of the Company. In 2004 the balance. There was no remaining balance payable at December 31, 2004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Real Estate Development
Capitol Group Holdings primary asset is ownership of approximately 1,000 undeveloped lots located in Arizona. The Company plans to develop the lots into a planned senior, affordable housing community. The Company has an option to acquire an additional 700 lots at a future date. The Company also acquired an office building in Las Vegas, Nevada; completed the building and has acquired an option to acquire vacant land on adjacent land on which it plans to build two additional office buildings.

Operating Leases
As of December 31, 2004 the Company is not obligated under any operating leases. Rent expense for the two years ended December 31, 2004 and 2003 was $8,240 and $3,050, respectively. Rent was paid month to month on mail box rental and storage of corporate documents in 2003,and for access to the Sunset Office Building for prior to the closing of the purchase.

Note 9 - Lessor leasing arrangements

The Company leases Office space to tenants. The current tenant leases space covering 67% of the available space calling for lease payments of $9,860 per month. The lease is a 5 year lease with four 5 year extensions. The tenant also has an option to relocate to one of the Company planned new buildings when completed, occupying 9,300 square feet. The cost and accumulated deprecation are not different than the amounts shown on the Balance sheet.

Minimum rental for the next five years:

Year                  Annual Rents
----                  ------------
2005                  $  108,460
2006                     118,320
2007                     108,460
2008                     118,320
2009                     103,530
                       ----------
                       $ 557,090
                       ==========

NOTE 10 - STOCK-BASED COMPENSATION

During the years, 2002 through 2004 the Company issued stock registrations through seven registration statements of form S-8 registering a total of 787,734,017 shares, 125,225,446 registered for the Company's Non-Employee Directors and Consultants Retainer Stock Plans, and 662,508,571 shares for the Company's Employee Stock Incentive Plans (adjusted for reverse stock splits in April, 2003 and October, 2004). As of December 31,2004 there were 96,500,000 and 466,000,000 shares available under the Non-Employee Directors and Consultants Retainer and Employee Stock Incentive Plans respectively. The table below represents the number of shares issued and dollar value after adjustment for the 1-for-40 reverse stock split effected on April 16, 2003, and the 1-for-350 reverse stock split effected on October 7, 2004.


Year ended              Non-employee Directors
                          and Consultants                       Employees
                                            Number of                                 Number of
December 31     Number of                    Shares        Number of                    shares
                 Shares        Dollars     Registered       Shares       Dollars      Registered
-----------    ----------  ------------  --------------  ------------  -----------  --------------
2002                 321     $   84,100         1,715              -  $         -           2,857
2003              19,939        564,450       198,870              -            -          14,286
2004          28,705,186        463,816    125,024,861   196,508,571    2,139,030     662,491,428
             ------------   ------------  -------------  ------------  -----------  --------------
              28,725,446      $1,112,366   125,225,446   196,508,571   $2,139,030     662,508,572
             ===========    ============  =============  ============  ===========  ==============


The Company's Employee Stock Incentive Plans are intended to allow designated officers and employees of the Company and its Subsidiaries to receive certain options (the "Stock Options") to purchase common stock of the Company, par value $0.0001 per share (the "Common Stock"), and to receive grants of the Common Stock subject to certain restrictions. The purpose of the Plans is to provide the Employees, who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain Employees. The Plans are administered by the Compensation Committee of the Company which is made up of one or more of the Company's Board of Directors. The Committee has full and complete authority, in its discretion, but subject to the express provisions of the Plans (a) to approve the Employees nominated by the management of the Company to be granted Awards or Stock Options; (b) to determine the number of Awards or Stock Options to be granted to an Employee; (c) to determine the time or times at which Awards or Stock Options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; (d) to remove or adjust any restrictions and conditions upon Awards or Stock Options; (e) to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and (f) to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plans. Shares underlying any unexercised awards made under the plans are considered in the disclosure of fully diluted earnings per share unless such adjustments would be anti-dilutive.

The Company's Non-Employee Directors and Consultants Retainer Stock Plans are intended to promote the interests of the Company and its stockholders by attracting and retaining non-employee Directors and Consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of the Company's common stock. Each individual who is a Director or Consultant to the Company shall be participants in the Plans, in each case during such period as such individuals remains a Director or Consultant and are not employees of the Company or any of its subsidiaries. Shares underlying any unexercised awards made under the plans are considered in the disclosure of fully diluted earnings per share unless such adjustments would be anti-dilutive.

NOTE 11 - STOCK TRANSACTIONS

During the year ended December 31, 2004 and 2003 the Company issued the following common shares of the Company:



Entity  or  Group                            Number of Shares*             Per share price determination
-------------------------                ----------------------        ----------------------------------
2003
Various Corp.                                     20,796                   $0.082  - Board Determination
   Consultants                                                              closing  price  previous
                                                                            trading  day

James  Brewer  Corp.
  officer                                          1,117  (Restricted)      $14.00 - Board determination
                                                                            closing  price  previous
                                                                            trading  day

Acquisition  of  Capitol
   Group Holding Co (see footnote 4)              85,714  (Restricted)      $1.63 - Board determination
                                                                            Net Value of assets acquired



No additional shares of common stock were issued during the years ended December 31, 2004 or 2003.

* Number of shares and share prices have been adjusted to reflect the 1-for-350 reverse stock split effected October 7, 2004.

On December 14, 2001, the Board of Directors approved the establishment of 5,000,000 shares of Series A Convertible Preferred Stock, and approved the issuance of 3,530,000 shares of such stock to Mr. James Brewer, the president and CEO of the Company, and 490,000 shares each to three other individuals, which have expired at December 31, 2004. In April, 2003, Mr. Brewer exercised his option to purchase 3,350,000 these shares. The Board of Directors subsequently authorized the issuance of Series B Convertible Preferred Stock and authorized Mr. Brewer to exchange the series A Convertible Preferred Stock for Series B Convertible Preferred Stock of the basis of one share of Series B for each 10 shares of Series A converted. The Series B Convertible Preferred Stock contains the following features:

    Series B Stock and Common Stock Liquidation Amount:  $1.00
       Designation:
       5,000,000 shares
       Dividends declared and paid in the same manner as for Common Stock herein Voting Power: 20 votes for each share of Preferred "B", not voted as a
          Class conversion Rights:
       Voluntary: may be converted into 10 shares of fully paid and nonassessable shares of Common Stock
       Extraordinary Common Stock Events: Company cannot issue shares of CS as a dividend without express written consent of the Preferred "B" shareholders; and amount noted above ("Voluntary") may not be changed
       Fractional Shares:  none shall be issued
       Partial Conversion:  allowed
       Reservation of Common Stock: Company shall keep available out of its authorized but unissued shares of Common Stock such shares necessary for effecting the conversion of the shares of Preferred "B", sufficient to effect the conversion of all outstanding shares of Preferred "B"

In the first quarter of 2005 an additional shares of the Company's commons stock was issued to employees and consultants of the Company under the Company's S-8 registrations statements

During the years ended December 31, 2004 and 2003, the Company issued the following preferred shares of the Company:




Entity  or  Group                   Number of Shares*                Per share price determination
---------------------          ----------------------         -------------------------------------

2003
-----
Series B preferred
James  Brewer  Corp.
officer                          335,000  (Restricted)               Exchange of Series A preferred

Acquisition  of  Capitol
  Group Holding Co
  (see footnote 4)             3,000,000  (Restricted)               $0.001  - Board determination

2004
-----
Various consultants to
  the Company                  1,625,000  (Restricted)               Board determination
                                                                     Consulting services valued
                                                                      at $1,625

Frank J. Dobrucki,
  Officer and Director
  of the Company               10,040,000  (Restricted)               Officer compensation valued
                                                                       at $10,040

No additional shares of preferred stock were issued during the years ended December 31, 2004 or 2003


The Company has no stock purchase warrants outstanding at December 31, 2004 or 2003.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004 the Company:

In February, 2005, the Company implemented a reverse stock split of its common stock on the basis of 1-for-350, and Amended the Articles of Incorporation to authorize 5,428,571 shares of common stock.

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.
          ---------------------------------------------------

On  February  1, 2005, the Registrant dismissed its independent auditor, William
E. Costello CPA, certified public accountant ("Costello"), because Costello was not registered with the PCAOB. Costello's reports on the Registrant's financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Costello's reports on the Registrant's financial statements for the fiscal years ended December 31, 2003 and 2004 expressed doubt about the Company's ability to continue as a going concern.

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

Audit-Related  Fees                       None                     None

Tax  Fees                               $1,210              To be determined

All  Other  Fees                          None                     None

Audit  Committee's  pre-approval  policies  and  procedures:  Not  applicable




Exhibit
Number                                    Description  **                   Page
------                                    ---------------                   ----
     2.1*                     Plan  and  Agreement  of Triangular Merger
                              between  the  registrant  and  its wholly-
                              owned  subsidiary,  Global  Links  Capital
                              Group, Inc.,  and  Capitol  Group Holdings
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

                                   December  31,  2004     December  31,  2003
                                   ------------------   -------------------
Audit  Fees                            $12,000                   $11,625

Audit-Related  Fees                       None                     None

Tax  Fees                          To be determined

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


                                   GLOBAL  LINKS  CORP.
                        ---------------------------------------------------
                                  (Registrant)



                    By:      s/Frank  J.  Dobrucki,  President  and  Director
                        -------------------------------------------------


                    Date:  April  14,  2005
                          ----------------





                  CERTIFICATION  PURSUANT  TO
         SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002



     I, Frank J. Dobrucki, Chief Executive Officer and Chief Financial Officer Of Global Links Corp., certify that:

     1.   I  have  reviewed  this Annual Report on Form 10-KSB/A of Global Links
Corp.

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

Dated:  April  14,  2005         Signature:  /s/  Frank  J.  Dobrucki
                                           ----------------------------------
                                           Frank  J.  Dobrucki
                                           Chief  Executive  Officer,  and
                                           Chief  Financial  Officer

                      CERTIFICATION  PURSUANT  TO
                        18  U.S.C.SECTION  1350
                        AS  ADOPTED  PURSUANT  TO
             SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Annual Report of Global Links Corp. (the "Company") on Form 10-KSB/A for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
J. Dobrucki, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated:                               /s/  Frank  J.  Dobrucki
           April  14,  2005                 ----------------------------
                                          Frank  J.  Dobrucki,  Chief
                                          Executive  Officer,  President,
                                          and  Chief  Financial  Officer