Form 10QSB
period 2005-03-31
GLOBAL LINKS CORP
filed 2005-05-23
CIK 949728

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                      For  Quarter  Ended:  March 31, 2005

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


                             3571  East  Sunset  Road,
                                Las Vegas,  Nevada
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

The number of shares of the registrant's issued and outstanding stock as of April 30, 2005, was 4,428,362 shares of common, 15,000,000 shares of series B preferred stock.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited consolidated financial statements for the Global Links Corp. and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. for the three month period ended March 31, 2005, are attached hereto.


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET


                            ASSETS
                            ------
                                                    March 31, 2005
                                                      (Unaudited)
                                                  -----------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $    29,623
   Deposits. . . . . . . . . . . . . . . . . . . . .       11,335
                                                      ------------

Total Current Assets . . . . . . . . . . . . . . . .       40,958
                                                      ------------

PROPERTY AND EQUIPMENT
   Land. . . . . . . . . . . . . . . . . . . . . . .      541,705
   Buildings, (net of depreciation of 29,349). . . .    1,623,670
   Furniture, Computers & Fixtures (net of
      depreciation of $8,542). . . . . . . . . . . .       52,864
                                                      ------------
      Total Property and Equipment . . . . . . . . .    2,218,239
                                                      ------------

OTHER ASSETS
   Land held for development (see Note 2). . . . . .    3,736,000
                                                      ------------

                                                        3,763,000
                                                      ------------

      Total Assets . . . . . . . . . . . . . . . . .  $ 6,022,197
                                                      ============

                 Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $   203,776
   Payable to and loans from officer . . . . . . . .        7,452
   Property taxes payable. . . . . . . . . . . . . .    3,861,000
   Current portion of loans payable. . . . . . . . .      382,339
   Unearned revenues . . . . . . . . . . . . . . . .       50,000
   Accrued interest on loans and notes . . . . . . .       54,480
                                                      ------------
Total Current Liabilities. . . . . . . . . . . . . .    4,559,048

LONG TERM DEBT
   Notes payable . . . . . . . . . . . . . . . . . .    1,259,722
   Rent deposits . . . . . . . . . . . . . . . . . .        5,000
                                                      ------------
Total Long Term Debt . . . . . . . . . . . . . . . .    1,264,722
                                                      ------------

Total Liabilities. . . . . . . . . . . . . . . . . .    5,823,769
                                                      ------------


STOCKHOLDERS' EQUITY
   Common Stock Par value $0.0001 (5,428,571 shares
     authorized, 4,028,362 issued
     and outstanding).(see note 4) . . . . . . . . .          403
   Preferred Stock, Series B 100,000,000 shares
     authorized, 15,000,000 outstanding
     (see note 5) . . . . . . . . . . . .. . . . . .       15,000
   Additional paid-in capital. . . . . . . . . . . .    3,293,723
   Stock subscriptions receivable. . . . . . . . . .      (31,470)
   Retained Deficit - accumulated during
      development stage. . . . . . . . . . . . . . .   (3,079,227)
                                                      ------------

   Total Stockholders' Equity. . . . . . . . . . . .      198,428
                                                      ------------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 6,022,197
                                                      ============

See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                        Inception
                                                  Three  Months     Three Months      March 28, 2002
                                                      Ended             Ended              Thru
                                                  March 31, 2005    March 31, 2004     March 31, 2005
                                              ------------------  -----------------  ------------------
REVENUES
   Consulting fees. . . . . . . . . . . . . . .   $           -     $          -     $    100,000
   Rental income. . . . . . . . . . . . . . . .          36,255                -           49,030
   RE-Info fees . . . . . . . . . . . . . . . .               -                -              408
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .          36,255                -          149,348
                                                 ---------------  ---------------  ---------------

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .               -                -          125,000
                                                 ---------------  ---------------  ---------------

Gross profit. . . . . . . . . . . . . . . . . .          36,255                -           24,438

EXPENSES

   General and administrative . . . . . . . . .          39,797          274,142          813,495
   Officer compensation . . . . . . . . . . . .          29,000           12,627          223,992
   Salaries and wages . . . . . . . . . . . . .          55,799                -          420,474
   Consulting fees. . . . . . . . . . . . . . .          38,450          196,015        1,636,507
   Loan interest. . . . . . . . . . . . . . . .          33,211            3,000          136,178
   Depreciation and amortization. . . . . . . .          21,116              356           37,891
   Audit fees . . . . . . . . . . . . . . . . .          27,079            1,000           28,079
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         244,452          487,140        3,421,616
                                                 ---------------  ---------------  ---------------

OTHER INCOME
   Interest income. . . . . . . . . . . . . . .              10               36              114
                                                 ---------------  ---------------  ---------------

Net (Loss) before Discontinued Operations . . .  $     (208,187)  $     (487,104) $    (3,397,064)

   Income (loss) from discontinued operations
       Net of Taxes . . . . . . . . . . . . . .               -           (3,124)        (116,071)
   Gain on sale of assets . . . . . . . . . . . .             -                -          433,908
                                                 ---------------  ---------------  ---------------

Net (Loss). . . . . . . . . . . . . . . . . . .  $     (208,187)  $     (490,228)    $ (3,079,227)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.084)  $      (879.80)   $      (14.06)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits. . . . . . . . .      2,477,151              557          218,950
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                   Three Months     Three Months      March 28, 2002
                                                       Ended            Ended             Thru
                                                  March 31, 2005   March 31, 2004     March 31, 2005
                                               ------------------  -----------------  ------------------

OPERATING ACTIVITIES
----------------------------------
Net (Loss) . . . . . . . . . . . . . . . . . . .  $     (208,187)  $     (490,228)    $ (3,079,228)
Adjustments to reconcile Net Loss to Cash
      provided (used) by operating activities:
   Depreciation and Amortization . . . . . . . .          21,116              356           37,889
   (Gain) on sale of subsidiary. . . . . . . . .               -                -         (433,908)
   Consulting and legal fees paid via stock. . .          22,850          140,000        1,040,240
   Employee stock incentive. . . . . . . . . . .          16,657                -          300,861
 Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses . . .             243                -                -
   Increase (decrease) in accounts payable . . .          14,439          (18,733)         203,777
   (Decrease) increase in unearned revenue . . .               -                -           50,000
   (Decrease) increase in rent deposits. . . . .               -                -            5,000
   (Increase) decrease in deposits . . . . . . .          (9,335)               -          (11,335)
   (Decrease) increase in accrued liabilities. .          10,733            8,000          452,480
   (Decrease) increase in liabilities of
       subsidiary sold  . . . . . . . . . . . .                -                -          135,790
   (Increase) decrease in assets of
       discontinued operations . . . . . . . . .               -              456             (539)
   Increase (decrease) in liabilities of
       Discontinued operations . . . . . . . . .               -            2,578          263,658
                                                  ---------------  ---------------  ---------------

Net cash provided (used) by Operating Activities        (131,484)        (357,571)      (1,035,316)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVAITIES
--------------------------------------
   Cash paid for Property, plant and Equipment .         (21,478)        (100,000)        (714,721)
   Proceeds from sale of subsidiary. . . . . . .               -                -           35,000
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .         (21,478)        (100,000)        (679,721)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Cash proceeds from debt . . . . . . . . . . .          41,000                -          181,000
   Cash paid to reduce debt. . . . . . . . . . .          (3,699)               -          (18,939)
   Officer compensation paid via stock . . . . .               -                -           37,540
   Cash proceeds from sale of common stock . . .         140,945        1,111,176        1,533,006
   (Decrease) increase in payable to/loan
       from officer. . . . . . . . . . . . . . .               -          (36,273)          12,052
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .         178,246        1,074,903        1,744,659
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          25,284          617,332)          29,623

Cash at Beginning of Period. . . . . . . . . . .           4,339            1,213                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $       29,623   $      618,545   $       29,623
                                                  ===============  ===============  ===============

SUPPLEMENTAL DISCLOSURES
   Cash payment for interest . . . . . . . . . .  $       27,477   $            -   $       80,590
                                                  ===============  ===============  ===============

   Cash payment for income taxes . . . . . . . .  $            -   $            -   $            -
                                                  ===============  ===============  ===============

   Common stock issued in payment of payable to/
      loan from officer. . . . . . . . . . . . .  $        4,600   $            -   $        4,600
                                                  ===============  ===============  ===============


See accompanying notes to financial statements

                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                 March 31, 2005


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. the "Company", and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. (A Development Stage Enterprise) at March 31, 2005, and the consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the cumulative period during the development stage from March 28, 2002 through March 31, 2005 and the statement of cash flows for the three month periods ended March 31, 2005 and 2004 and the cumulative period during the development stage through March 31, 2005, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. Comparative numbers for the three month period ended March 31, 2004, and the Inception to Date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place at the date of inception in the year 2002. Operations of the Company's wholly owned subsidiary, Global Links Card Services, have been classified as Discontinued Operations due to its sale in December, 2004. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Note  2  -  Land  Held  for  Development

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona. The lots are part of a development named Valle Vista Ranch, planned as an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company are expected to be acquired by the Company at a later date.

Note  3  -  Notes and Other  Payables

In the quarter ended March 31, 2005, the Company incurred additional debt to two Entities in the amount of $19,000 each. The debt is due upon demand without interest.

NOTE  4  -  Common  Stock

In January, 2005, the Company issued a stock registrations on form S-8 registering shares, for the Company's Non-Employee Directors and Consultants Retainer Stock Plan, and for the Company's Employee Stock Incentive Plan. The table below represents the number of shares issued, dollar value of those shares, and the registered shares remaining at March 31, 2005, after adjustment for the 1-for-350 reverse stock split effected on February 1, 2005.


Quarter ended          Non-employee Directors
                          and Consultants                       Employees
                                            Number of                                 Number of
                Number of               remaining Shares  Number of               Remaining shares
March 31         Shares        Dollars     Registered       Shares       Dollars      Registered
-----------    ----------  ------------  --------------  ------------  -----------  --------------
2005           1,017,143     $   27,450     75,550,000     1,977,143   $  166,571     304,480,000
             ============   ============  =============  ============  ===========  ==============

The table below represents the number of shares and dollar value of shares issued for cash and for services:


                                 Non-employee Directors
                                    and Consultants                       Employees

Quarter                         Number of                    Number of
March 31, 2005                   Shares        Dollars         Shares       Dollars
--------------------------     ----------  ------------    ------------  -----------
Issued for cash under ESOP             -     $        -      1,977,143   $   140,945
Bonus portion of ESOPO                 -              -              -        16,657
Shares issued for Services     1,017,143         27,450              -             -
                             ------------   ------------  -------------  ------------
                               1,017,143     $   27,450      1,977,143    $  166,571
                             ============   ============  =============  ============

Note  5  -  Preferred  Stock

There are currently 15,000,000 shares of Series B Preferred Stock of the Company Outstanding. Amongst other rights, each holder of Series B Preferred Stock are entitled to twenty (20) common stock equivalent votes for each share of Series B Stock held at the record date for the determination of stockholders entitled to vote on any matter at any shareholders meeting of the Company.

In the Quarter ended March 31, 2005, the Company established two additional series of preferred stock, Series D and Series E. In addition, the Company has reserved a Series C which has not been defined as of the date of this report. The Series D preferred stock, authorized for 5,000,000 shares, has the following rights and preferences:

    Series D Stock and Common Stock Liquidation Amount:  $0.001/per share
       Designation:
       5,000,000 shares
       Dividends: Due each year on January 31, equal to 6% of the indebtedness represented by the Preferred "D" stock outstanding, in addition, in the same manner as any declared for Common Stock.
       Voting Power:  The Preferred "D" stockholders have no voting rights on any matter submitted to the shareholders of the Company.
       Voluntary: may be converted into shares of fully paid and nonassessable shares of Common Stock on the basis of 50% of the established price of Common Stock divided by $0.10 times the number of shares of Preferred "D" held
       Extraordinary Common Stock Events:  Conversion rate to be adjusted by any split of the Company's Common stock.
       Fractional Shares:  none shall be issued
       Partial Conversion:  allowed
       Reservation of Common Stock: Company shall keep available out of its authorized but unissued shares of Common Stock such shares necessary for effecting the conversion of the shares of Preferred "D", sufficient to effect the conversion of all outstanding shares of Preferred "D"


The Series E stock authorized for 20,000,000shares, has the following rights and preferences:

    Series E Stock and Common Stock Liquidation Amount:  $0.001/per share
       Designation:
       20,000,000 shares
       Dividends: Due each year on January 31, equal to 6% of the indebtedness represented by the Preferred "E" stock outstanding, in addition, in the same manner as any declared for Common Stock.
       Voting Power:  The Preferred "E" stockholders have no voting rights on any matter submitted to the shareholders of the Company.
       Voluntary: may be converted into shares of fully paid and nonassessable shares of Common Stock on the basis of 80% of the established price of Common Stock divided by $0.10 times the number of shares of Preferred "E" held
       Extraordinary Common Stock Events:  Conversion rate to be adjusted by any split of the Company's Common stock.
       Fractional Shares:  none shall be issued
       Partial Conversion:  allowed
       Reservation of Common Stock: Company shall keep available out of its authorized but unissued shares of Common Stock such shares necessary for effecting the conversion of the shares of Preferred "E", sufficient to effect the conversion of all outstanding shares of Preferred "E"


No shares of the Series D or E preferred stock have been issued as of the date of this report.

Note  6  - Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized. It appears that it is more likely than not, that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Note  7  - Commitments and Contingencies

As of the date of this report First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E-Info.net project. The Company expects to settle the suit by payment of an amount not in excess of $100,000 which amount has been accrued as a current payable in these financial statements. Accordingly the Company has determined not to accrue additional amounts. The current contract with American Title requires monthly payments of $25,000 per month. If the Company is required to eventually pay this $75,000 for the Quarter ended March 31, 2005, the Net effect of the additional payment would be as follows:

Net loss as reported                                $ (208,187)
Additional cost of R-E-Info information                 75,000
                                                    -----------
Net loss adjusted for additional costs              $ (283,187)
                                                    ===========
Net loss per common share                           $   (0.114)


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

For the three month period ended March 31, 2004, the Company recorded $36,255 in rental income, and $10 in interest income. There were no rental revenues recorded, and $36 in interest income in the same period of 2004.

As of March 31, 2005, the Company does not have sufficient cash to meet the projected needs for the next twelve months and will therefore need to raise additional capital. The Company expects to raise such cash needs by additional barrowing and the sale of the Company's common and/or preferred stock.

The Company expects to spend $60,000.00 in additional research and development funds on its R-E-info.net website, with the site fully operational in the third quarter of 2005.

The Company anticipates completion of a real estate acquisition project in Utah within the second quarter of 2005. The Utah project is comprised of a Commercial Office Building, several condos and single family homes. A few of the properties are in excellent condition and can be sold immediately. The balance will undergo a redevelopment to make them ready to be marketed for sale. All of the Utah properties will be available for immediate sale.

The Company owns 1,000 residential lots in Arizona, which are planned for development in 2005. The project is expected to require $3,000,000 to begin the development. The company expects to raise the required financing through additional borrowing and/or equity financing in 2005.

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project is expected to require $500,000 for the first phase, and the Company anticipates raising the required funds through additional borrowing and/or equity financing in 2005. Closing on these properties is expected to take place on or before May 15, 2005.

The Company does not have any off-balance sheet arrangement or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company's financial statements.

The Company in the quarter ended March 31, 2005, filed for copyright protection for "the Domain," a futuristic living environment. "The Domain" is different from most building concepts as it utilizes a rather small footprint to offer a large amount of usable living space. The footprint is approximately 4,000 square feet, which includes a 2-story 2,400 square foot living environment, as well as 1,600 square feet of private patio and yard space. "the Domain" is surrounded by 8' concrete walls that provide for privacy and security. The project is planned to be built in an attached townhouse fashion, with 8 units in each cluster of buildings. The Company is currently negotiating on several parcels of real estate, which will determine the start date for implementation of this development project.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures.
Our chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer has concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Changes  in  internal  controls.
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

                           PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

As of the date of this report First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E-Info.net project. The Company will offer to settle the lawsuit and proceed with the original terms of the agreement as R-E-info.net is being rewritten and modified. There is a tremendous amount of information that has to be delivered in such a way to be useful and manageable. The Company anticipates that R-E-info.net will be re-launched by mid-summer, 2005.

ITEM  2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a)  None

     b)  NONE

     c)  NONE

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES:  -  NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:  -  NONE

ITEM  5.   OTHER  INFORMATION  -  NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)   Exhibits:

Exhibit
Number               Description
-------             -------------
  4.3         i)  RIGHTS, PREFERENCES, PRIVILEGES AND RESTRICTIONS SERIES "D"
             PREFERRED STOCK
  4.4 ii) RIGHTS, PREFERENCES, PRIVILEGES AND RESTRICTIONS SERIES "E" PREFERRED STOCK

     (b)   Reports  on  Form  8-K:
             i) On January 7, 2005, the Company filed a report on Form 8-K reporting the sale of its wholly owned subsidiary, Global Links Card Services, Inc.
             ii) On February 2, 2005, the Company filed a report on Form 9-K reporting: a) Notice of delisting or failure to satisfy a continued listing rule or standard, b) Material modification to rights of security holders (reverse stock split), and c) Change in Registrant's certifying accountant.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLOBAL  LINKS  CORP.


Date:  May 18, 2005            By:  /Frank  Dobrucki
                                ---------------------------
                                Frank  Dobrucki,
                                President,  and  CEO,

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

Date:  May 18, 2005
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
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

Dated  May 18, 2005

                                  /s/Frank  Dobrucki
                                  ------------------
                                  Frank  Dobrucki
                                  President
                                  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)