Form 10QSB
period 2005-06-30
GLOBAL LINKS CORP
filed 2005-08-17
CIK 949728

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                      For  Quarter  Ended:  June 30, 2005

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

The number of shares of the registrant's issued and outstanding stock as of August 12, 2005, was 4,428,362 shares of common, 15,000,000 shares of series B preferred stock.

                                     PART  I

ITEM  1.   FINANCIAL  STATEMENTS.

The unaudited consolidated financial statements for the Global Links Corp. and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. for the three and six month periods ended June 30, 2005, are attached hereto.


                               GLOBAL LINKS CORP.
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                            ASSETS
                            ------
                                                     June 30, 2005     December 31, 2004
                                                      (Unaudited)
                                                   -----------------   -----------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $    14,881        $        4,339
   Accounts receivable . . . . . . . . . . . . . . .          298                     -
   Prepaid expenses. . . . . . . . . . . . . . . . ..           -                   243
   Deposits. . . . . . . . . . . . . . . . . . . . .        2,487                 2,000
                                                      ------------    ------------------

Total Current Assets . . . . . . . . . . . . . . . .       17,666                 6,582
                                                      ------------    ------------------

PROPERTY AND EQUIPMENT
   Land. . . . . . . . . . . . . . . . . . . . . . .      550,597               541,705
   Buildings, (net of depreciation of $47,455 and
      $11,598) . . . . . . . . . . . . . . . . . . .    1,605,309             1,620,343
   Furniture, Computers & Fixtures (net of
      depreciation of $11,361 and $5,178). . . . . .       51,352                55,829
                                                      ------------    -----------------
      Total Property and Equipment . . . . . . . . .    2,207,258             2,217,877
                                                      ------------    ------------------

OTHER ASSETS
   Land held for development (see Note 2). . . . . .    3,763,000             3,763,000
                                                      ------------    ------------------

                                                        3,763,000             3,763,000
                                                      ------------    ------------------

      Total Assets . . . . . . . . . . . . . . . . .  $ 5,987,924        $    5,987,459
                                                      ============    ==================

                 Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .  $   203,603        $      189,337
   Payable to and loans from officer . . . . . . . .        7,952                12,052
   Property taxes payable. . . . . . . . . . . . . .    3,866,000             3,856,000
   Current portion of loans payable. . . . . . . . .    1,651,377               432,398
   Unearned revenues (see note 3). . . . . . . . . .       75,000                50,000
   Accrued interest on loans and notes . . . . . . .       60,012                48,747
                                                      ------------    ------------------
Total Current Liabilities. . . . . . . . . . . . . .    5,863,944             4,588,534

LONG TERM DEBT
   Note Payable Sunset Building (net of
      current portion) . . . . . . . . . . . . . . .            -             1,172,362
   Rent deposits . . . . . . . . . . . . . . . . . .        5,000                 5,000
                                                      ------------    ------------------
Total Long Term Debt . . . . . . . . . . . . . . . .        5,000             1,177,362
                                                      ------------    ------------------

Total Liabilities. . . . . . . . . . . . . . . . . .    5,868,944             5,765,896
                                                      ------------    ------------------


STOCKHOLDERS' EQUITY
   Common Stock Par value $0.0001 (5,428,571 shares
     authorized, 4,428,362 and 822,251 issued
     and outstanding).(see note 5 . . . . . . . . .          443                    82
   Preferred Stock, Series B 100,000,000 shares
     authorized, 15,000,000 outstanding
     (see note 6 . . . . . . . . . . . .. . . . . .       15,000                15,000
   Additional paid-in capital. . . . . . . . . . . .    3,340,466             3,100,022
   Stock subscriptions receivable. . . . . . . . . .            -               (22,501)
   Retained Deficit - accumulated during
      development stage. . . . . . . . . . . . . . .   (3,236,929)           (2,871,040)
                                                      ------------    ------------------

   Total Stockholders' Equity. . . . . . . . . . . .      118,980               221,563
                                                      ------------    ------------------

      Total Liabilities and
              Stockholders' Equity . . . . . . . . .  $ 5,987,924         $   5,987,459
                                                      ============    ==================

See accompanying notes to financial statements


                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)
                                                                                        Inception
                                                    Six  Months       Six Months      March 28, 2002
                                                      Ended             Ended              Thru
                                                   June 30, 2005     June 30, 2004     June 30, 2005
                                              ------------------  -----------------  ------------------
REVENUES
   Consulting fees. . . . . . . . . . . . . . .   $           -     $          -     $    100,000
   Rental income. . . . . . . . . . . . . . . .          72,510                -           85,285
   RE-Info fees . . . . . . . . . . . . . . . .               -                -              408
                                                 ---------------  ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .          72,510                -          185,693
                                                 ---------------  ---------------  ---------------

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .               -                -          125,000
                                                 ---------------  ---------------  ---------------

Gross profit. . . . . . . . . . . . . . . . . .          72,510                -           60,693

EXPENSES

   General and administrative . . . . . . . . .         102,035          401,077          875,733
   Officer compensation . . . . . . . . . . . .          48,000           98,667          242,992
   Salaries and wages . . . . . . . . . . . . .          90,786           28 484          455,461
   Consulting fees. . . . . . . . . . . . . . .          58,550          785,740        1,656,607
   Loan interest. . . . . . . . . . . . . . . .          66,920           14,533          169,887
   Research and development . . . . . . . . . .               -                -          125,000
   Depreciation and amortization. . . . . . . .          42,041              712           58,816
   Audit fees . . . . . . . . . . . . . . . . .          30,079            1,000           31,079
                                                 ---------------  ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         438,411        1,330,213        3,615,575
                                                 ---------------  ---------------  ---------------

OTHER INCOME
   Interest income. . . . . . . . . . . . . . .              12               96              116
                                                 ---------------  ---------------  ---------------

Net (Loss) before Discontinued Operations . . .  $     (365,889)  $   (1,330,117) $    (3,554,766)

   Income (loss) from discontinued operations
       Net of Taxes . . . . . . . . . . . . . .               -           (6,898)        (116,071)
   Gain on sale of assets . . . . . . . . . . . .             -                -          433,908
                                                 ---------------  ---------------  ---------------

Net (Loss). . . . . . . . . . . . . . . . . . .  $     (365,889)  $   (1,337,015)    $ (3,236,929)
                                                 ===============  ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.106)  $    (1,531.52)   $       (6.95)
                                                 ===============  ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits. . . . . . . . .      3,449,307              873          465,977
                                                 ===============  ===============  ===============


See accompanying notes to financial statements



                                        GLOBAL LINKS CORP.
                                 (A Development Stage Enterprise)
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                   Three  Months     Three Months
                                                      Ended             Ended
                                                   June 30, 2005     June 30, 2004
                                              ------------------  -----------------
REVENUES
   Consulting fees. . . . . . . . . . . . . . .   $           -     $          -
   Rental income. . . . . . . . . . . . . . . .          36,255                -
   RE-Info fees . . . . . . . . . . . . . . . .               -                -
                                                 ---------------  ---------------

      Total Revenues. . . . . . . . . . . . . .          36,255                -
                                                 ---------------  ---------------

Cost of goods sold
   Cost of RE-Info information. . . . . . . . .               -                -
                                                 ---------------  ---------------

Gross profit. . . . . . . . . . . . . . . . . .          36,255                -

EXPENSES

   General and administrative . . . . . . . . .          62,238          140,161
   Officer compensation . . . . . . . . . . . .          19,000           86,040
   Salaries and wages . . . . . . . . . . . . .          34,986           15 258
   Consulting fees. . . . . . . . . . . . . . .          20,100          589,725
   Loan interest. . . . . . . . . . . . . . . .          33,709           11,533
   Depreciation and amortization. . . . . . . .          20,925              356
   Audit fees . . . . . . . . . . . . . . . . .           3,000                -
                                                 ---------------  ---------------

      Total Expenses. . . . . . . . . . . . . .         193,959          843,073
                                                 ---------------  ---------------

OTHER INCOME
   Interest income. . . . . . . . . . . . . . .               3               60
                                                 ---------------  ---------------

Net (Loss) before Discontinued Operations . . .  $     (157,701)  $     (843,013)

   Income (loss) from discontinued operations
       Net of Taxes . . . . . . . . . . . . . .               -           (3,774)
   Gain on sale of assets . . . . . . . . . . . .             -                -
                                                 ---------------  ---------------

Net (Loss). . . . . . . . . . . . . . . . . . .  $     (157,701)  $     (846,787)
                                                 ===============  ===============

Net Income (loss) per
    Common Share, basic and diluted . . . . . .  $      ( 0.036)  $      (711.72)
                                                 ===============  ===============

Weighted Average number of Common
   Shares outstanding, basic and diluted
   adjusted for previous splits. . . . . . . . .      4,410,779            1,190
                                                 ===============  ===============


See accompanying notes to financial statements



                                         GLOBAL LINKS CORP.
                                  (A Development Stage Enterprise)
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                       Inception
                                                    Six Months        Six Months      March 28, 2002
                                                       Ended            Ended             Thru
                                                   June 30, 2005    June 30, 2004      June 30, 2005
                                               ------------------  -----------------  ------------------

OPERATING ACTIVITIES
----------------------------------
Net (Loss) . . . . . . . . . . . . . . . . . . .  $     (365,889)  $   (1,337,014)    $ (3,236,930)
Adjustments to reconcile Net Loss to Cash
      (used) by operating activities:
   Depreciation and Amortization . . . . . . . .          42,041              712           58,814
   Forfeited deposits. . . . . . . . . . . . . .           9,148                -            9,148
   (Gain) on sale of subsidiary. . . . . . . . .               -                -         (433,908)
   Consulting and legal fees paid via stock. . .          22,850          322,700        1,040,240
   Employee stock incentive. . . . . . . . . . .          21,335                -          305,539
 Changes in operating assets and liabilities:
   (Increase) decrease in Accounts receivable. .            (298)               -             (298)
   (Increase) decrease in prepaid expenses . . .             243                -                -
   Increase (decrease) in accounts payable . . .          14,266          (13,489)         203,605
   (Decrease) increase in unearned revenue . . .          25,000                -           75,000
   (Decrease) increase in rent deposits. . . . .               -                -            5,000
   (Increase) decrease in deposits . . . . . . .          (9,635)           2,000          (11,635)
   (Decrease) increase in accrued liabilities. .          21,265           24,533          463,012
   (Decrease) increase in liabilities of
       subsidiary sold  . . . . . . . . . . . .                -                -          135,790
   (Increase) decrease in assets of
       discontinued operations . . . . . . . . .               -              256             (539)
   Increase (decrease) in liabilities of
       Discontinued operations . . . . . . . . .               -            6,387          263,658
                                                  ---------------  ---------------  ---------------

Net cash (used) by Operating Activities. . . . .        (219,673)        (993,915)      (1,123,505)
                                                  ---------------  ---------------  ---------------

INVESTMENT ACTIVITIES
--------------------------------------
   Cash paid for Property, plant and Equipment .         (31,422)      (1,898,081)        (724,665)
   Proceeds from sale of subsidiary. . . . . . .               -                -           35,000
                                                  ---------------  ---------------  ---------------

Net cash (used) by Investment activities . . . .         (31,422)      (1,898,081)        (689,665)
                                                  ---------------  ---------------  ---------------

FINANCING ACTIVITIES
---------------------------------
   Cash proceeds from debt . . . . . . . . . . .          66,000        1,280,000          206,000
   Cash paid to reduce debt. . . . . . . . . . .         (19,383)               -          (34,623)
   Officer compensation paid via stock . . . . .               -                -           37,540
   Cash proceeds from sale of common stock . . .         214,520        1,823,122        1,606,581
   (Decrease) increase in payable to/loan
       from officer. . . . . . . . . . . . . . .             500          (36,123)          12,552
                                                  ---------------  ---------------  ---------------

Net cash provided by Financing Activities. . . .         261,637        3,066,999        1,828,050
                                                  ---------------  ---------------  ---------------

Increase (decrease) in Cash. . . . . . . . . . .          10,542          171,003           14,881

Cash at Beginning of Period. . . . . . . . . . .           4,339            1,213                -
                                                  ---------------  ---------------  ---------------

Cash at End of Period. . . . . . . . . . . . . .  $       14,881   $      172,216   $       14,881
                                                  ===============  ===============  ===============

SUPPLEMENTAL DISCLOSURES
   Cash payment for interest . . . . . . . . . .  $       50,906   $            -   $      104,019
                                                  ===============  ===============  ===============

   Cash payment for income taxes . . . . . . . .  $            -   $            -   $            -
                                                  ===============  ===============  ===============

   Common stock issued in payment of payable to/
      loan from officer. . . . . . . . . . . . .  $        4,600   $            -   $        4,600
                                                  ===============  ===============  ===============


See accompanying notes to financial statements

                               GLOBAL LINKS CORP.
                        (A  Development  Stage  Enterprise)
            NOTES  TO THE CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                                  June 30, 2005


NOTE  1  -  Basis  of  Presentation
            ------------------------
The accompanying consolidated balance sheet of Global Links Corp. the "Company", and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. (A Development Stage Enterprise) at June 30, 2005, and the consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the cumulative period during the development stage from March 28, 2002 (inception) through June 30, 2005 and the statement of cash flows for the six month periods ended June 30, 2005 and 2004 and the cumulative period during the development stage through June 30, 2005, have been prepared by the Company's management and they do not include all information of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. Comparative numbers for the three and six month periods ended June 30, 2004, and the Inception to Date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place at the date of inception in the year 2002. Operations of the Company's wholly owned subsidiary, Global Links Card Services, have been classified as Discontinued Operations due to its sale in December, 2004. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

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

Note  3  -  Unearned Revenues

In 2004, the Company received an advance payment of $50,000 related to the future access to the Company's RE Info Internet site. Since the site has not been available for use, the payment is being treated as unearned until such time as the site is operational, at which time the advance payment will be amortized over a two month period.

In the period ended June 30, 2005, the Company received $25,000 in payment of an option to acquire houses in the Company's Arizona project. The actual option agreement was not concluded until July, 2005. Accordingly under SAB 101, the revenues from the sale of this option will not be recognized until earned.

Note  4  -  Notes and Other  Payables

In the quarter ended June 30, 2005, the Company incurred additional debt to an entity in the amount of $25,000. The debt is due upon demand without interest.

NOTE  5  -  Common  Stock

In January, 2005, the Company issued a stock registrations on form S-8 registering shares, for the Company's Non-Employee Directors and Consultants Retainer Stock Plan, and for the Company's Employee Stock Incentive Plan. The table below represents the number of shares issued, dollar value of those shares, and the registered shares remaining at June 30, 2005, after adjustment for the 1-for-350 reverse stock split effected on February 1, 2005.


                       Non-employee Directors
                          and Consultants                       Employees
                                            Number of                                 Number of
                Number of               remaining Shares  Number of               Remaining shares
                 Shares        Dollars     Registered       Shares       Dollars      Registered
-----------    ----------  ------------  --------------  ------------  -----------  --------------
For the 6
Months Ended
June 30, 2005  1,007,143     $   27,450     75,550,000     2,777,143   $  213,354     303,680,000
             ============   ============  =============  ============  ===========  ==============

The table below represents the number of shares and dollar value of shares issued for cash and for services during the six month period ended June 30, 2005.


                                 Non-employee Directors
                                    and Consultants                       Employees

Quarter                         Number of                    Number of
June 30, 2005                    Shares        Dollars         Shares       Dollars
--------------------------     ----------  ------------    ------------  -----------
Issued for cash under ESOP             -     $        -      2,777,143   $   192,019
Bonus portion of ESOPO                 -              -              -        21,335
Shares issued for Services     1,007,143         27,450              -             -
                             ------------   ------------  -------------  ------------
                               1,007,143     $   27,450      2,777,143    $  213,354
                             ============   ============  =============  ============

Note  6  -  Preferred  Stock

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


No shares of the Series D or E preferred stock have been issued as of the date of this report.

Note  7  - Income taxes

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

Note  8  - Commitments and Contingencies

As of the date of this report First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E-Info.net project. The Company expects to settle the suit by payment of an amount not in excess of $100,000 which amount has been accrued as a current payable in these financial statements. Accordingly the Company has determined not to accrue additional amounts. The current contract with American Title requires monthly payments of $25,000 per month. If the Company is required to eventually pay this $150,000 for the six months ended June 30, 2005, the Net effect of the additional payment would be as follows:

Net loss as reported                                $ (351,241)
Additional cost of R-E-Info information                150,000
                                                    -----------
Net loss adjusted for additional costs              $ (501,241)
                                                    ===========
Net loss per common share                           $   (0.145)

Note  9  - New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.


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

For the three month period ended June 30, 2005, the Company recorded $36,255 in rental income, and $3 in interest income. There were no rental revenues recorded, and $60 in interest income in the same period of 2004. The increase in rental income was due to the acquisition and rental of the Company's Sunset Office Building.

For the six month period ended June 30, 2005, the Company recorded $72,510 in rental income, and $12 in interest income. There were no rental revenues recorded, and $96 in interest income in the same period of 2004. The increase in rental income was due to the acquisition and rental of the Company's Sunset Office Building.

As of June 30, 2005, the Company does not have sufficient cash to meet the projected needs for the next twelve months and will therefore need to raise additional capital. The Company expects to raise such cash needs by additional borrowing, the sale of the Company's common and/or preferred stock, and the sale of selected parcels in it's Arizona development project.

The Company expects to spend $60,000.00 in additional research and development funds on its R-E-info.net website, with the site fully operational by year-end, 2005.

The Company has cancelled plans to acquire the Utah real estate. This is due to the strain that has been placed on the company by the naked shorting that occurred in February and March of this year.

The Company owns 1,000 residential lots in Arizona, which are planned for development in 2005. The project is expected to require $3,000,000 to begin the development. The company expects to raise the required financing through additional borrowing and/or equity financing in 2005, and through the sale of selected parcels within the project.

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project is expected to require $500,000 for the first phase, and the Company anticipates raising the required funds through additional borrowing and/or equity financing in 2005. Closing on these properties is expected to take place on or before December 31, 2005.

The Company received a copyright for "The Domain" on April 13, 2005. The company plans to break ground on the first phase of this project in the last quarter of 2005, or in early 2006. "The Domain," a futuristic living environment. "The Domain" is different from most building concepts as it utilizes a rather small footprint to offer a large amount of usable living space. The footprint is approximately 4,000 square feet, which includes a 2-story 2,400 square foot living environment, as well as 1,600 square feet of private patio and yard space. "the Domain" is surrounded by 8' concrete walls that provide for privacy and security. The project is planned to be built in an attached townhouse fashion, with 8 units in each cluster of buildings. The Company is currently negotiating on several parcels of real estate, which will determine the start date for implementation of this development project.

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

Forward  Looking  Statements

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the preceeding discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

ITEM  3.  CONTROLS  AND  PROCEDURES

New accounting procedures
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.


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

                           PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

As of the date of this report First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E-Info.net project. The Company will offer to settle the lawsuit and proceed with the original terms of the agreement as R-E-info.net is being rewritten and modified. There is a tremendous amount of information that has to be delivered in such a way to be useful and manageable. The Company anticipates that R-E-info.net will be re-launched by yearend 2005.

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

                              GLOBAL  LINKS  CORP.


Date:  August 12, 2005            By:  /Frank  Dobrucki
                                ---------------------------
                                Frank  Dobrucki,
                                President,  and  CEO,

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

Date:  August 12, 2005
                                        /s/Frank  Dobrucki
                                        ------------------
                                        Frank  Dobrucki
                                        President
                                        and  Chief  Executive  Officer
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

Dated  August 12, 2005

                                  /s/Frank  Dobrucki
                                  ------------------
                                  Frank  Dobrucki
                                  President
                                  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)