Form 10QSB
period 2005-09-30
GLOBAL LINKS CORP
filed 2006-02-02
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2005

Commission File Number:  0-29987

GLOBAL LINKS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0106514

(State or other jurisdiction Employer of incorporation or organization)	(IRS Identification No.)

3571 East Sunset Road,
Las Vegas, Nevada
(Address of principal executive offices)

89120	(702) 436-7007

(Zip Code)	(Issuer's Telephone Number)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer
(1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐.

The number of shares of the registrant's issued and outstanding stock as of January 30, 2006 was 5,078,362 shares of common, 15,000,000 shares of series B preferred stock.

PART I

ITEM 1.  FINANCIAL STATEMENTS.

The unaudited consolidated financial statement for the Global Links Corp. and it’s wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. for the three and nine month periods ended September 30, 2005, is attached here.

Global Links Corp
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS	2005

CURRENT ASSETS
Cash	$78,672
Receivables	203
Note receivable, related party	500
Prepaid expenses	334
Total Current Assets	79,709

PROPERTY AND EQUIPMENT
Land	502,767
Building	1,389,636
Building improvements	269,880
Equipment	7,948
Furniture and fixtures	56,251
Accumulated depreciation	(80,203)
Total Property and Equipment	2,146,279
OTHER ASSETS
Land held for development	3,765,500
Deposits	2,000
Option deposits to purchase land for expansion	77,830
Total Assets	$6,071,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$212,823
Property tax payable	3,876,000
Unearned revenue	325,000
Current portion of debt, net of unamortized costs of $35,946	352,881
Accrued interest on loans and notes	52,000
Total Current Liabilities	4,818,704

LONG TERM LIABILITIES
Debt, net of unamortized costs of $201,612	1,058,110
Rent deposit	5,000
Total Long Term Liabilities	1,063,110
Total Liabilities	5,881,814

Commitment and Contingencies	-

STOCKHOLDERS' EQUITY
Common Stock par value $0.001 (500,000,000 shares authorized, 4,678,362 issued and outstanding)	428
Series B Preferred Stock (15,000,000 shares authorized, 15,000,000 issued and outstanding)	15,000
Additional paid-in capital	3,788,664
Accumulated deficit - accumulated during the development stage	(3,614,588)
Total Stockholders' Equity	189,504
Total Liabilities and Stockholder’s Equity	$6,071,318

See accompanying notes to financial statements.

Global Links Corp
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005
(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	March 28, 2002 (inception) through September 30, 2005
REVENUES
Consulting fees	$-	$100,000	$100,000
RE Info fees	-	408	408
Construction income	13,800	-	13,800
Rental income	112,901	-	125,676
Total Revenues	126,701	100,408	239,884

COST OF SALES	12,514	50,000	137,514
GROSS MARGIN	114,187	50,408	102,370

EXPENSES
General and administrative	127,324	50,257	331,533
Employee and director compensation	171,785	465,748	770,265
Consulting fees	91,643	953,555	1,689,699
Professional fees	61,644	129,857	218,092
Property tax expense	34,772	15,000	427,772
Research and development	-	125,000	125,000
Depreciation and amortization	63,427	1,098	80,203
Total Expenses	550,595	1,740,515	3,642,564

OTHER INCOME (EXPENSE)
Interest Income	12	104	116
Interest Expense	(214,586)	(109,404)	(392,347)
Total Other Income (Expense)	(214,574)	(109,300)	(392,231)

NET LOSS BEFORE	(650,982)	(1,799,407)	(3,932,425)

Discontinued Operations, net	-	(29,153)	(116,071)
Gain on the Sale of an Asset	-	-	433,908
Net Loss	$(650,982)	$(1,828,560)	$(3,614,588)

Net Loss per Common Share, Basic and Diluted	$(0.176)	$(1,526.34)	$(13.724)
Earnings per share before discontinued operations	$(0.176)	$(1,502.01)	$(14.931)
Earnings per share of discontinued operations	-	$(24.33)	$1.207
Weighted Average per common shares outstanding, basic and diluted adjusted for previous splits.	3,693,530	1,198	263,379

See accompanying notes to financials statements.

Global Links Corp
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
REVENUES
Consulting fees	$-	$100,000
RE Info fees	-	408
Construction income	13,800	-
Rental income	40,391	-
Total Revenues	54,191	100,408

COST OF SALES	12,514	50,000
GROSS MARGIN	41,677	50,408

EXPENSES
General and administrative	41,534	36,102
Employee and director compensation	56,085	53,059
Consulting fees	33,093	167,815
Professional fees	12,159	37,378
Property tax expense	14,956	5,000
Research and development	-	125,000
Depreciation and amortization	21,387	386
Total Expenses	179,214	424,740

OTHER INCOME (EXPENSE)
Interest income	-	8
Interest expense	(64,481)	(84,322)
Total Other Income (Expense)	(64,481)	(84,314)

NET LOSS BEFORE	(202,018)	(458,646)
Discontinued Operations, net	-	(22,255)

Net loss	$(202,018)	$(480,901)

Net Loss per Common Share, Basic and Diluted	$(0.046)	$(223.47)
Earnings per share before discontinued operations	$(0.046)	$(213.13)
Earnings per share of discontinued operations	$-	$(10.34)
Weighted Average per common shares outstanding, basic and diluted adjusted for previous splits.	4,382,709	2,152

See accompanying notes to financials statements.

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	March 28, 2002 (inception) through September 30, 2005
OPERATING ACTIVITIES
Net Loss	$(650,982)	$(1,828,560)	$(3,614,588)
Adjustments to reconcile Net Loss to Cash provided (used) by operating activities:
Depreciation and amortization	63,427	1,098	80,203
(Gain) on sale of subsidiary	-	-	(433,908)
Amortization of beneficial conversion feature	121,510	50,326	214,075
Consulting and legal fees paid via stock	27,450	397,215	1,442,147
Employee stock incentive	21,335	-	305,539

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(91)	-	(334)
(Increase) in accounts receivable	(203)	(5,165)	(203)
(Increase) decrease in deposits	-	(2,000)	(2,000)
Increase in accounts payable	23,485	68,334	212,823
Increase in unearned revenue	275,000	50,000	325,000
Increase in rent deposits	-	-	5,000
(Decrease) increase in accrued liabilities	23,256	24,000	479,772
(Decrease) in payable to officer	(12,052)	-	-
Net increase in assets/liabilities of discontinued operations	-	28,897	398,909

Net cash (used) by Operating Activities	$(107,865)	$(1,215,855)	$(587,565)

INVESTMENT ACTIVITIES
Cash paid for property, plant and equipment	$(8,518)	$(750,713)	$(955,000)
Cash paid for options to purchase land expansion	(61,143)	-	(77,830)
(Increase) in land held for development	(2,500)	-	(2,500)
Proceeds from sale of subsidiary	-	-	35,000

Net cash (used) by investment activities	$(72,161)	$(750,713)	$(1,000,330)

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
CONTINUED

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	March 28, 2002 (inception) September 30, 2005
FINANCING ACTIVITIES
Cash proceeds from debt	$67,000	$118,117	$207,000
Cash paid to reduce debt	(23,211)	-	(490,084)
Officer compensation paid via stock	-	11,665	37,540
Release of common stock receivable	22,501	-	-
Cash proceeds from sale of common stock	188,569	1,915,877	1,912,611
(Decrease) increase in payable/loan to officer	(500)	(35,923)	(500)

Net cash provided by Financing Activities	$254,359	$2,009,736	1,666,567
Increase (decrease) in cash	74,333	43,168	78,672

Cash at beginning of period	4,339	1,213	-

Cash at end of period	$78,672	$44,381	$78,672
	-	-	-
SUPPLEMENTAL DISCLOSURE
Cash payment for interest	$76,213	$93,612	$169,824
Cash payment for income tax	$-	$-	$-

Non cash investing and financing activities
Beneficial conversion feature	$-	$-	$451,633
Note for Sunset building	$-	$1,280,000	$1,280,000
Shares issued for land held for development	$-	$-	$950,000
Shares issued for conversion of debt	$-	$-	$18,987
Shares issued for the merger with Capitol Group	$-	$-	$116,378

See accompanying notes to the financial statements.

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet of Global Links Corp (the "Company”), (a development stage enterprise) and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. at September 30, 2005, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by the Company’s management. In addition management also prepared the cumulative period during the development stage from March 28, 2002 (inception) through September 30, 2005 and the statement of cash flows for the nine month periods ended September 30, 2005 and 2004 and the cumulative period during the development stage through September 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

Comparative numbers for the three and nine month periods ended September 30, 2004, and the Inception to Date data have been restated to include Capitol Group Holdings financial results as though the acquisition/merger had taken place at the date of inception in the year 2002. Operations of the Company's wholly owned subsidiary, Global Links Card Services, have been classified as Discontinued Operations due to its sale in December, 2004.

Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Reclassifications

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

Significant Accounting Policies

Revenue Recognition
Revenue for the Valle Vista development in Kingman, AZ is recorded when the sales of homes are completed and ownership has transferred. Option deposits are received prior to the completion and ownership transfer of homes.

Rental income is recorded in the month it is earned.

Start Up Costs
Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.

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

Note 3 - Land Held for Development

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona. The lots are part of a development named Valle Vista Ranch, planned as an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company may be acquired by the Company at a later date.

Note 4 - Unearned Revenues

In 2004, the Company received an advance payment of $50,000 related to the future access to the Company's RE Info Internet site. Since the site has not been available for use, the payment is treated as unearned until such time as the site is operational. When the site is operational the advance payment will be recognized as revenue over a two month period.

In the period ended September 30, 2005, the Company received $275,000 in payments of options to acquire houses in the Company's Arizona project. The revenues from the sale of these option deposits will not be recognized until earned.

Note 5 - Notes Payable and Other Payables

In the quarter ended September 30, 2005 the Company did not incur additional Notes Payable or other Payables.

Adjustments to the prior period financial statements have been made to reflect the beneficial conversion feature of two debt instruments. The total beneficial conversion feature calculated is equal to $451,633. The total unamortized balance for the beneficial conversion is $237,558. The period ended and the corresponding interest expense is as follows:

Period ended	Amount of Interest Expense
June 30, 2004	$10,549
September 30, 2004	39,777
December 31, 2004	42,239
March 31, 2005	41,321
June 30, 2005	41,780
September 30, 2005	38,409
Total	$214,075

Note 6 - Common Stock

In January of 2005, the company issued an additional 500,000,000 shares of stock registrations on form S-8 registering shares, for the Company's Employee Stock Incentive Plan and also issued an additional 100,000,000 shares in S-8 registering shares for non-employees. During the third quarter of 2005 the Company also recalled stock due to contractual obligations not being met by a consultant for services. The table below represents the number of shares issued, dollar value of those shares, and registered shares remaining at September 30, 2005.

Nine months ended September 30, 2005	Number of shares	Shares Dollars	Bonus portion	Shares at the beginning of period	Shares at the end of period

S-8 Reg. Employee	162,720,000	$3,339,611	$25,770	46,000,000	383,280,000

S-8 Reg. Non-Employee	21,200,000	$24,000	$-	3,000,000	81,800,000

The table below represents the number of shares and dollar value of shares issued for cash and for services during the three month period ended September 30, 2005.

Shares issued during the three month period of September 30, 2005	Number of Shares	Dollars	Bonus Portion
S-8 regular employee	400,000	$26,152	$2,906

Note 7 - Preferred Stock

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

The Series D preferred stock, authorized for 5,000,000 shares, has the following rights and preferences:
•	Series D Stock and Common Stock Liquidation Amount: $0.001/per share
•
Designation: 5,000,000 shares Dividends: Due each year on January 31, equal to 6% of the indebtedness represented by the Preferred "D" stock outstanding, in addition, in the same manner as any declared for Common Stock.

•	Voting Power: The Preferred "D" stockholders have no voting rights on any matter submitted to the shareholders of the Company.
•
Voluntary: may be converted into shares of fully paid and non assessable shares of Common Stock on the basis of 50% of the established price of Common Stock divided by $0.10 times the number of shares of Preferred "D" held

•	Extraordinary Common Stock Events: Conversion rate to be adjusted by any split of the Company's Common stock.
•	Fractional Shares: none shall be issued
•	Partial Conversion: allowed
•
Reservation of Common Stock: Company shall keep available out of its authorized but un-issued shares of Common Stock such shares necessary for effecting the conversion of the shares of Preferred "D", sufficient to effect the conversion of all outstanding shares of Preferred "D"

The Series E stock authorized for 20,000,000 shares has the following rights and Preferences:
•	Series E Stock and Common Stock Liquidation Amount: $0.001/per share
•	Designation: 20,000,000 shares
•	Dividends: Due each year on January 31, equal to 6% of the indebtedness represented by the Preferred "E" stock outstanding, in addition, in the same manner as any declared for Common Stock.
•	Voting Power: The Preferred "E" stockholders have no voting rights on any matter submitted to the shareholders of the Company.
•
Voluntary: may be converted into shares of fully paid and non-assessable shares of Common Stock on the basis of 80% of the established price of Common Stock divided by $0.10 times the number of shares of Preferred "E" held

•	Extraordinary Common Stock Events: Conversion rate to be adjusted by any split of the Company's Common stock.
•	Fractional Shares: none shall be issued
•	Partial Conversion: allowed
•
Reservation of Common Stock: Company shall keep available out of its authorized but un-issued shares of Common Stock such shares necessary for effecting the conversion of the shares of Preferred "E", sufficient to effect the conversion of all outstanding shares of Preferred "E"

No shares of the Series D or E preferred stock have been issued as of September 30, 2005.

Note 8 - Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that is more likely than not to be realized. It appears that it is more likely than not, that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Note 9 - Commitments and Contingencies

During the second quarter, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E Info project. The Company expects to settle the suit by payment of an amount not in excess of $100,000 which has been accrued as a current payable in these financial statements. Accordingly, the Company has determined not to accrue additional amounts. The current contract with American Title requires monthly payments of $25,000 per month. If the Company is required to eventually pay this $225,000 for the nine months ended September 30, 2005, the net effect of the additional payment would be as follows:

Net loss as reported	$(650,982)
Additional cost of R-E Info information	(225,000)
Net loss adjusted for additional costs	(875,982)
Net loss per common share (3,693,530 shares)	$(0.237)

Note 10 - Subsequent Events

The Company did not issue shares in the fourth quarter of 2005.  The Company issued an additional 400,000 shares of Employee S-8 registered stock during the first quarter of 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKINGSTATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

Because the Company lacks capital, an investment in it involves a very high degree of risk.

Results of the three months ended versus the three months ended of the prior period
For the three month period ended September 30, 2005, the Company recorded $40,391 in rental income and $13,800 recorded as construction income resulting in Total Revenues of $54,191. For the same period in 2004, the Company recorded consulting fees of $100,000, R-E Info fee revenue of $408, and no rental revenue, resulting in Total Revenues of $100,408, a decrease in revenue of $46,217 from the current period. The rental revenue in the forth quarter of 2004 was due to the acquisition and rental of the Company's Sunset Office Building. During the same period the Company recorded $41,677 in gross margin, compared to $50,408 in 2004. The components of total revenues reported during 2005 consists of rental and construction income, whereas the components for the same period of 2004 consists of consulting fees and RE Info fees. As of September 30, 2005 the Company had no research and development costs compared to $125,000 during the same period of 2004. The Company also recorded $179,214 in total expenses and $424,740 during the same period in 2004, a reduction of total expenses in the amount of $245,526.

Results of the nine months ended versus the nine months ended of the prior period
For the nine month period ended September 30, 2005, the Company recorded $112,901 in rental income, and $13,800 of construction income resulting in Total Revenues of $126,701. For the same period in 2004, the Company recorded consulting fees of $100,000, R-E info fess of $408, no rental revenues recorded, resulting in total revenue of $100,408, an increase in revenue of $26,293. The increase in rental income was also due to the acquisition and rental of the Company's Sunset Office Building. During the same period the Company recorded $114,187 in gross margin, compared to $50,408 in 2004, an increase in margin of $63,779. The Company also recorded $550,595 in total expenses and $1,740,515 during the same period in 2004. A reduction in total expenses in the amount of $1,189,920. The reduction in total expenses was due to decreased consulting fees in the amount of $861,912.

Liquidity
As of September 30, 2005, the Company does not have sufficient cash to meet the projected needs for the next twelve months and will therefore need to raise additional capital. The Company expects to raise such cash needs by additional borrowing, the sale of the Company's common and/or preferred stock, and the sale of selected parcels in its Arizona development project.

The Company expects to spend $60,000 in additional research and development funds on its R-E Info website, with the site fully operational by the end of 2006.

On March 22, 2005 the Company was issued a refund and cancelled plans to acquire the Utah real estate as disclosed in filed Form 8K. This is due to the strain that has been placed on the Company by the naked shorting that occurred in February and March of this year.

The Company owns 1,000 residential lots in Arizona, which are planned for development in 2006. The project is expected to require $3,000,000 to begin the development. The company expects to raise the required financing through additional borrowing and/or equity financing in 2006, and through the sale of selected parcels within the project. Since the date of this report the Company has chosen a homebuilder “Silvercrest Homes”, a manufactured homebuilder, and anticipates this project breaking ground in the first quarter of 2006.

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project: “Global Links Corp Center” is expected to require $500,000 for the first phase, and the Company anticipates raising the required funds through additional borrowing and/or equity financing in 2006. Closing on these properties is expected to take place on or before June 30, 2006. As of September 30, 2005 the Company has an investment of $77,830 in option payments for the future project.

The Company received a copyright for "The Domain" on April 13, 2005. “The Domain” project is independent of the Kingman, AZ project. The company plans to break ground on the first phase of this project in early 2006. "The Domain", is a futuristic living environment. "The Domain” is different from most building concepts as it utilizes a rather small footprint to offer a large amount of usable living space. The footprint is approximately 4,000 square feet, which includes a 2-story 2,400 square foot living environment, as well as 1,600 square feet of private patio and yard space. "The Domain" is surrounded by 8 feet concrete walls that provide for privacy and security. The project is planned to be built in an attached townhouse fashion, with 8 units in each cluster of buildings. The Company is currently in the development phase and negotiating on several parcels of real estate throughout the Las Vegas area, which will determine the start date for implementation of this project.

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

Forward Looking Statements
In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the proceeding discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
Our chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer has concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported in the Commission's rules and forms.

Changes in internal controls.
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this report, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E-Info.net project. The Company will offer to settle the lawsuit and proceed with the original terms of the agreement as R-E-info.net is being rewritten and modified. There is a tremendous amount of information that has to be delivered in such a way to be useful and manageable. The Company anticipates that R-E-info.net will be re-launched by year end 2005.

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

GLOBAL LINKS CORP.

Date: January 31, 2006	By:	/Frank Dobrucki

Frank Dobrucki,
President, and CEO,