Form 10KSB
period 2005-12-31
GLOBAL LINKS CORP
filed 2006-08-17
CIK 949728

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ to _______________

Commission File No. 0-29987

Global Links Corp.
(Exact name of issuer as specified in its charter)

Nevada	88-0106514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3571 East Sunset Rd	89120
Las Vegas, Nevada
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 436-7007

Securities registered under Section 12(b) of theExchange Act:

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒ (A Development Stage Enterprise)

State issuer's net revenues for its most recent fiscal year: $525,601.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of June 30, 2006 was $24,498.

The number of shares outstanding of each of the registrant’s classes of such common equity, as of August 10, 2006, was 74,815,086 shares of Common Stock and 13,760,000 shares of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1   DESCRIPTION OF THE BUSINESS

Organization and General History- Global Links Corp. (hereinafter referred to as "Global Links" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. In August, 2000, the Company's name was again changed to United Trading.Com, and in December 2001, the shareholders approved a name change to Global Links Corp. In 2002, the Company decided to pursue the business of marketing electronic transactions by offering a suite of comprehensive electronic products and proceeded to establish relationships with various companies which provide such products and others which specialize in the marketing of these products. In 2003, the Company transferred all of the assets and liabilities relating to the business of marketing electronic transactions to its wholly owned subsidiary, Global Links Card Services, Inc. ("GLCS"). In December, 2004, the Company sold all of its interests in GLCS to an unrelated corporation. Also in 2003, the Company merged with Capitol Group Holding Corporation, and in addition to the marketing of electronic transactions products, the Company entered the business of real estate acquisitions and development, real estate information services and international housing projects.

BUSINESS OF REGISTRANT
▪	The company is currently focused in three markets; real estate acquisitions and development, real estate information services and international housing projects.
▪
The Company anticipates cash requirements to be approximately $800,000 for operations in 2006. Management believes that the Company will be able to generate sufficient revenue from continuing the sale of option deposits on the Arizona land (See Note 4), closing the Sunset expansion of land in Nevada, and through the sale of non-performing assets, specifically the land held for development in Arizona.

▪	The Company does not currently rely on the availability of any raw materials. The Company intends to apply for patents and copyrights when deemed appropriate.
▪	During the Company's current stage of development there are no governmental approvals required for any of the Company's activities.
▪
The Company expended $125,000 in research and development of its R-E Info Internet site in 2004. The Company expects to incur an additional $18,000 (estimates from programmers) on this project in 2006 to get the project fully operational. The delay is due to the need for funds on this particular project. The Company anticipates the website to be up and running by 2007.

▪	The Company does not believe that its current or near term planned operations will require approval under existing environmental laws.
▪	The Company currently has five employees. The Company expects a requirement for one additional individual in 2006 for administrative duties.

Item 2    DESCRIPTION OF PROPERTY

LOCATION & CONDITION OF PROPERTY
A.	Sunset Office Building, 3571 East Sunset Road, Las Vegas, Nevada 89120. Property is a professional office building, subject to a mortgage with a principal balance of approximately $1,264,594.
B.
Undeveloped residential lots (approximately 996 lots) at the Valle Vista Subdivision in Kingman, Arizona. These are residential lots that have not yet been developed. The property is subject to a mortgage with a principal balance of approximately $200,000 plus accrued interest of $48,000, and delinquent actual property taxes of approximately $4,186,500.

REAL ESTATE INVESTMENT POLICIES
The Company has no formal policies regarding investment in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. However, there are no plans to invest in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. The Company does plan to acquire assets for both possible capital gain and for income. Policies regarding real estate investments may be made and/or revised by Company management without a vote of security holders.

Item 2    DESCRIPTION OF PROPERTY (CONTINUED)

DESCRIPTION OF REAL ESTATE AND OPERATING DATA
A.	Sunset office building
1.
This office building comprises 9,300 square feet and is in excellent condition as an A+ office building. The Company acquired the building as an empty shell in June 2004 and completed tenant improvements in October 2004.

2.
This building (mentioned above in #1) is subject to a mortgage with a principal balance of approximately $1,264,594 as of December 31, 2005. This mortgage is payable at 8% interest per annum and is due and payable on November 30, 2008. The balance due at maturity will be $1,231,604.

3.
The Company plans to fully exercise two options to acquire the properties identified as 3587 East Sunset Road (Property A) and 3611 East Sunset Road (Property B). Property A is being acquired for $1,000,000. Upon closing the seller will receive a non-refundable deposit of $175,000. As of December 31, 2005 the company has option payment in the amount of $87,937, the existing and future amount of option payments will be applied to the non-refundable deposit of $175,000. The seller will carry a mortgage for the remaining $825,000 at 7.25% interest per annum, amortized over a 30 year period and due in 4 years. A principal payment of $250,000 will be due at the end of 24 months. Property B is being acquired for $1,100,000. The seller has received a non-refundable deposit of $175,000. The seller will carry a mortgage for the remaining $925,000.00 at 7.25% interest per annum, amortized over a 30 year period and due in 4 years. A principal payment of $250,000.00 will be due at the end of 24 months.

4.	Company intends to develop Property A and Property B into two separate office buildings. Leases are currently in negotiations to assist the construction financing.
5.
The existing Sunset Building is of a quality above any existing local competition. The superior overall quality of this property will greatly assist the Company in being able to continue to keep the property fully occupied.

6.	The property is, in the opinion of management, adequately insured. In addition to the Company’s own insurance the tenant also holds a policy which names Global Links as a named insured.
7.
The Sunset Office Building is currently 100% occupied. The Company occupies 15% of the building; the remaining 85% is occupied by Southwest Title Company. The Southwest Title Company lease is a 5 year lease with four 5 year extensions. Southwest Title also has an option to relocate to one of the new buildings when they are completed, occupying 9,300 square feet. The Company is in the business of acquiring, renovating and managing real estate projects. Southwest Title Company is a full service title company with 7 offices in the Las Vegas area. In addition to a title office, Southwest Title also has their title plant located at the Sunset Office Building. The average effective annual rent is $20.40 per square foot.

8.
In addition to the commercial lease discussed above, as of August 1, 2005 there was also two addendums made. The addendums stated the company would make 4 additional offices available for the existing tenant. The terms of the addendum would be on a month to month basis.

a.	Number of tenants whose leases will expire: 1, expires October 31, 2009 (2014 after 5 year extension)
b.	Total area in square feet covered by such lease: 5,800
c.	Annual rental represented by such lease: $118,320
d.	Percent of gross annual rental by such lease: 100%
e.	Federal Tax basis: Building: $1,382,000
f.	Building improvements: $238,000
g.	Land: $541,705
h.	Rate: Building: 3.33% per year
i.	Building improvements: 10% per year
j.	Method: Straight line
k.	Life claimed: Building: 30 years
l.	Building improvements: 10 years
m.	Annual taxes: Property taxes are $13,416
B.	Undeveloped Residential Lots
1.
Valle Vista Subdivision, Kingman, AZ. The Company owns approximately 996 undeveloped residential lots in the Valle Vista Subdivision. The Company intends to develop these lots into a senior housing development. The emphasis of this project is high quality senior housing that is offered for sale at a very affordable price. The affordable senior housing market is the fastest growing segment in the real estate market.

2.
This land consists of residential lots that have not yet been developed. This property is subject to a mortgage with a principal balance of approximately $200,000 and accrued interest of $48,000 at 12% per annum, and is also subject to delinquent property taxes of approximately $4,186,500.

3.	There are no leases applicable to this property.
4.	The Company intends to develop the residential lots as a priority project in the near future.
5.	There is no financing in place at this time.
6.	Annual property taxes are currently approximately $295,965.

Item 3    LEGAL PROCEEDINGS

A.	First American Title
As of the date of this report, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company’s R-E Info project (See Note 10 to the financial statements). The Company expects to settle the lawsuit and proceed with the original terms of the agreement as the R-E Info database/ website is currently being modified. R-E Info will be a free service which includes advertising banners. The Company anticipates the R-E info will be re-launched in 2007.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, the Company's stock was traded under the symbol GLKC. During the first quarter 2006, the Company switched symbols and is now traded under GLLC. Quotations for the Company's stock are published on the OTC Bulletin Board.

The low and high sales prices for each quarter for the years ended December 31, 2004 and 2005 adjusted for all forward and reverse splits were as follows:

	Low **	High **
March 31, 2004	$0.019	$0.024
June 30, 2004	$0.005	$0.0063
September 30, 2004	$0.0007	$0.0007
December 31, 2004	$0.0005	$0.0006
March 31, 2005	$0.06	$0.07
June 30, 2005	$0.085	$0.12
September 30, 2005	$0.18	$0.20
December 31, 2005 *	$0.05	$0.08

* Date fell on a Saturday, the preceding work day was used for the calculation
* * Prices adjusted for a 1-for-40 reverse split effective April 16, 2003, a 1-for-350 reverse split effective October 7, 2004 and again on February 1, 2005, and a 3-for-1 forward split on April 7, 2006 - as well as any other available exemptions from registration

Quotations for Global Link's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

SELECTED FINANCIAL DATA

Holders
The number of holders of the Company's common stock as of December 31, 2005, was approximately 140. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

 Dividends
(1)	No cash dividends have been declared on any stock of the Registrant in the last two fiscal years.
(2)	The Registrant does not plan to pay dividends on common equity in the foreseeable future.

SELECTED FINANCIAL DATA (CONTINUED)

Recent Sales of Unregistered Securities

The Table below summarizes the information required for all the sales of unregistered securities by Registrant for the past 3 years.

Mar - 2003	18,244	Section 4(2) of the Act	James G. Brewer An Individual Director and Officer	As reimbursement for expenses and loans to the company in the amount of $15,637

April - 2004	1,400,000	Section 4(2) of the	Former share holders of Capitol Group	Acquisition of Capitol Group Holdings

July - 2004	11,665,000 Preferred Shares	Act Section 4(2) of the Act	Frank J. Dobrucki Company officer	Consulting Services

*Prices adjusted for a 1-for-40 reverse split effective April 16, 2003, a 1-for-350 reverse split effective October 7, 2004 and again on February 1, 2005, and a 3-for-1 forward split on April 7, 2006 - as well as any other available exemptions from registration

Item 6    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Global Links Corp," the "Company," "we," "us," and "our" refer to Global Links Corp. and our direct subsidiaries on a consolidated basis unless the context indicates otherwise.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY

“Our vision is to change the global housing market and provide affordable housing through the partnerships of quality home builders. We fulfill this vision by providing free real estate information of property to the general public and by providing innovative and affordable solutions to senior citizens through projects such as “Valle Vista”-a development where all seniors can call home”… the Management.

DEVELOPMENT OF OUR BUSINESS

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

The Company had 2 contracts each outstanding for the licensed use of its casino and sports book software at March 31, 2001. These contracts were cancelled effective June 30, 2001, and replaced by a License Agreement calling for 7 1/2% of the net revenues from the Licensee's use of the Software for its own account or from any sub-license of the software, while the holder of the 7 1/2% net revenues license agreement has reported an increase in receipts from player activity on its Internet site, there have been no net revenues to date. Subject to the 2003 merger, this license agreement no longer exists. In 2002, the Company's management determined that their objective of acquiring an operating business, or merging with an operating business was meeting with no success and therefore decided to pursue the business of marketing electronic transactions by offering a suite of comprehensive electronic products.

Item 6    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In 2003, the Company transferred all of the assets and liabilities relating to the business of marketing electronic transactions to its wholly owned subsidiary, Global Links Card Services, Inc. ("GLCS"). In December, 2004, the Company sold all of its interests in GLCS to an unrelated corporation. Also in 2003, the Company merged with Capitol Group Holding Corporation and in addition to the marketing of electronic transactions products, the Company entered the business of real estate acquisitions and development, real estate information services and international housing projects.

In 2004, the company completed renovations on its Sunset office building and the premium office space was available for lease.

CRITICAL ACCOUNTING POLICIES

Concentrations

The Company currently has a high concentration of customers in the real estate industry in Southern Nevada. The Company’s finished office building is occupied primarily by one tenant. The Company does not believe a loss of its predominant tenant would negatively impact the Company’s operations, due to the fact that the building is marketable and would have no issue obtaining another tenant in a short period of time.

Revenue Recognition

Revenue from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Any amounts received from buyers in excess of revenues recognized are classified as other liabilities.

Construction income is recognized when the project is complete and costs are expensed when incurred. Construction costs under costs of good sold for the year ended December 31, 2005 are mainly subcontractor fees on the project. The construction income for the year ended December 31, 2005 was generated by one small project.

Rental income from the professional office building in Southern Nevada is recognized in the month it is earned. Any amounts received from tenants in excess of revenues recognized are classified as other liabilities.

Revenue from the sale of land options are recognized when the agreement is signed by both parties, due to the fact that the earning process is complete once signed. The earnings process is deemed complete because the monies are non-refundable, the Company has the option to repurchase plus interest the option payment, and should the Company not perform the option can be converted at the Company’s discretion to common stock (the conversion price is determined upon written request by the Company and each request shall be less than 5% of the outstanding issued common stock of the Company).

Fair Value

The carrying amount of the Company's financial instruments, which include cash, deposits, prepaid expenses, accounts receivable, inventory asset, deposit on land, account payable, property tax payable, accrued interest payable, notes payable and rent deposits approximate their fair values.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issues. The Company anticipates adopting SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123 (revised 2004) should have a significant impact on the Company's financial position. The company is currently under going the necessary measurements to implement SFAS no 123r and value stock compensation at the fair market value during the time of grant beginning in the first quarter of 2006.

Item 6    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

Results of operations consist of the following:

	December 31, 2005	December 31, 2004	Difference	Percent
Net revenues	$525,601	$113,183	$412,418	364%
Cost of goods sold	15,014	125,000	(109,986)	-88%
Gross profit	510,587	(11,817)	522,404	-4421%
Operating expense (*)	1,281,165	3,931,799	(2,650,634)	-67%
Net operating loss	(770,578)	(3,943,616)	3,173,038	-80%

*Operating expenses were calculated using “Total Expenses” and “Total Other Income (Expense)” on the Consolidated Statement of Operations.

The 364% increase in net revenues from 2004 to 2005 is attributable to a full year of rental income received in the amount of $148,301 or 28% of total revenue and the amount of land option income received for 2005 was $360,000 or 68% of total revenue compared to $0 in 2004.

The amount of total operating expenses decreased $2,650,634 from 2004 to 2005. The decrease was mainly attributed to the decrease in officer compensation and consulting fees.

The Company received $218,739 from the sale of S-8 registered shares of common stock in 2005 compared to $1,832,325 in 2004.

The Company issued 162,720,000 shares of S-8 common stock in 2005 compared to 224,500,000 shares of common stock in 2004.

The change in position of cash, current liabilities and current receivables consist of the following:

	December 31, 2005	December 31, 2004	Difference	Percent
Cash	$63,159	$4,339	$58,820	1356%
Current libailities	4,745,091	4,447,922	297,169	7%
Current receivables	4,938	-	4,938	100%

Cash increased 1356% due to the land option payments received during December 2005 in the amount of $60,000.

Our total amount of current liabilities has remained relatively constant as we maximize our available cash resources for daily operating expenditures.

Management believes that it is moving toward profitability. We plan to attain profitability and meet cash flow needs going forward as follows:

1. We are seeking additional investors in the Kingman, Arizona “Valle Vista” project through the form of land option payments. (See Note 2 to the financial statements)

2. We are actively seeking financing through additional debt.

3. We are seeking to control overall operating expenses while increasing our gross revenue on our daily operations.

4. In 2006, the Company has a $1,000,000 note receivable from the sale of 100 lots in Kingman, Arizona which should bring over $6,800 a month into operations. (See Note 4 to the financial statements)

Item 6    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company does not have sufficient cash to meet the projected needs for the next twelve months and will therefore needs to raise additional capital. The Company expects to raise such cash needs by additional borrowing, the sale of the Company's common and/or preferred stock, and the sale of selected parcels in its Arizona development project.

The Company expects to spend $18,000 in additional research and development funds on its R-E Info website, with the site fully operational by the end of 2007.

On March 22, 2005 the Company was issued a refund and cancelled plans to acquire the Utah real estate as disclosed in filed Form 8K. This is due to the strain that has been placed on the Company by the naked shorting that occurred in February and March of 2005.

The Company owns 996 residential lots in Arizona, which are planned for development in 2007. The project “Valle Vista” is a master planned community with over 1,600 homes available as affordable senior citizen housing.

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project: “Global Links Corp Center” is expected to require $500,000 for the first phase, and the Company anticipates raising the required funds through additional borrowing and/or equity financing in 2006. Closing on these properties is expected to take place on or before December 31, 2006. As of December 31, 2005 the Company has an investment of $87,937 in option payments for the future project.

The Company received a copyright for "The Domain" on April 13, 2005. “The Domain” project is independent of the Kingman, Arizona project. The Company plans to break ground on the first phase of this project in 2006. "The Domain", is a futuristic living environment. "The Domain” is different from most building concepts as it utilizes a rather small footprint to offer a large amount of usable living space. The footprint is approximately 4,000 square feet, which includes a 2-story 2,400 square foot living environment, as well as 1,600 square feet of private patio and yard space. "The Domain" is surrounded by 8 feet concrete walls that provide for privacy and security. The project is planned to be built in an attached townhouse fashion, with 8 units in each cluster of buildings. The Company is currently in the development phase and negotiating on several parcels of real estate throughout the Las Vegas area, which will determine the start date for implementation of this project.

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

Item 7   FINANCIAL STATEMENTS.

GLOBAL LINKS CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
WITH
REPORT OF
INDEPENDENT REGISTERD ACCOUNTING FIRM

To the Board of Directors of Global Links Corp.:

We have audited the accompanying consolidated balance sheet of Global Links Corp. (a Development Stage Enterprise) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the period March 28, 2002 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Links Corp. (a Development Stage Enterprise) as of December 31, 2005, and the results of its operations and cash flows for the year then ended and for the period March 28, 2002 (inception) through December 31, 2005, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 5 to the financial statements, the Company has limited operations and has not established a source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Footnote 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Las Vegas, NV
April 18, 2006

Except for Notes 7, 8 and 13 to which the date is August 10, 2006

Global Links Corp
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

As of December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$63,158
Deposits	27,187
Prepaid expenses	3,705
Accounts receivable	4,938
Inventory asset	4,316
Total Current Assets	103,304

PROPERTY AND EQUIPMENT
Land	502,767
Buildings (Net of depreciation of $82,709)	1,577,403
Furniture and equipment (Net of depreciation of $18,269)	46,968
Total Property and Equipment	2,127,138

OTHER ASSETS
Deposit on land	87,937
Land held for development	3,747,948
Total Other Assets	3,835,885

Total Assets	$6,066,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$207,159
Property taxes payable	4,186,506
Current portion of debtenture payable (net of discount $102,322)	269,739
Accrued interest payable	81,687
Total Current Liabilities	4,745,091

LONG TERM LIABILITIES
Debenture payable- Sunset Building (net of discount $182,004)	1,068,529
Debenture payable- Transix (net of discount $8,981)	16,019
Rent deposits	5,000
Total Long Term Liabilities	1,089,548

Commitments and contingencies	100,000
Total Liabilities	5,934,639

STOCKHOLDERS' EQUITY
Preferred Stock par value $0.001 (100,000,000 shares authorized, 15,000,000 issued and outstanding)	15,000
Common Stock par value $0.0001 (500,000,000 shares authorized, 4,678,362 issued and outstanding)	468
Additional paid-in capital	5,689,253
Stock subscriptions receivable	(482)
Accumulated deficit - accumulated during development stage	(5,572,551)
Total Stockholders' Equity	131,688
Total Liabilities and Stockholders' Equity	$6,066,327

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004 (Restated)	Period from March 28, 2002 (Date of Inception) to December 31, 2005
REVENUES
Consulting fees	$-	$100,000	$100,000
Rental income	148,301	12,775	161,076
Construction income	17,300	-	17,300
Option income	360,000	-	360,000
R-E Info income	-	408	408
Total Revenues	525,601	113,183	638,784

COST OF GOODS SOLD
Construction costs	15,014	-	15,014
Cost of R-E Info	-	125,000	125,000
	15,014	125,000	140,014
Gross Profit/ (Loss)	510,587	(11,817)	498,770

EXPENSES
General and administrative	137,270	176,359	806,105
Consulting fees	135,293	1,383,542	2,116,725
Property tax expense	356,570	-	356,570
Officer and employee compensation	215,722	1,987,502	2,248,549
Professional fees	63,406	105,863	169,269
Depreciation and amortization	85,187	14,351	101,962
Research and development	-	125,000	125,000
Maintenance expense	36,188	-	36,188
Total Expenses	1,029,636	3,792,617	5,960,368

OTHER INCOME/(EXPENSE)
Interest income	512	104	616
Interest expense	(252,041)	(139,286)	(414,931)
Total Other Income (Expense)	(251,529)	(139,182)	(414,315)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(770,578)	(3,943,616)	(5,875,913)

Discontinued operations, net	-	(150,868)	(116,071)
(Loss) on Judicial property seizure	(13,662)	-	(13,662)
(Loss) gain on disposal of asset	(813)	433,908	433,095
NET LOSS	$(785,053)	$(3,660,576)	$(5,572,551)

Net loss per common share	$(0.1997)	$(0.2195)	$(21.6576)
Loss per share before discontinued operations	$-	$(0.2365)	$(22.8366)
Loss per share of discontinued operations	$-	$(0.0090)	$(0.451)

Weighted Average number of common shares outstanding, basic and diluted adjusted for previous splits	3,930,437	16,674,704	257,302

The accompanying notes are an integral part of these financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004 (Restated)	Inception March 28, 2002 Thru December 31, 2005
OPERATING ACTIVITES

Net loss	$(785,053)	$(3,660,576)	$(5,572,551)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85,187	14,351	101,962
Gain on sale of subsidiary	-	(433,908)	(433,908)
Loss on seizure of property	13,662	-	13,662
Loss on the disposal of an asset	813	-	813
Consulting and legal fees paid via stock	27,450	848,815	1,268,453
Officers compensation paid via stock	-	1,483,200	1,483,200
Employee stock incentive plan	21,335	284,204	305,539
Amortization of beneficial conversion feature	112,329	59,923	172,252

Changes in operating assets and liabilities
Increase in inventory	(4,316)	-	(4,316)
Increase in accounts receiveable	(4,938)	-	(4,938)
Increase in prepaid expenses	(3,462)	(243)	(3,705)
Increase in accounts payable	17,821	163,754	207,159
(Decrease) increase in unearned revenue	(50,000)	50,000	-
Increase in rent deposits	-	5,000	5,000
Increase in deposits	(25,187)	(1,948)	(27,187)
Increase in accrued liabilities	32,940	44,747	474,687
Increase in liabilities of subsidiary sold	-	135,789	135,789
Increase in property taxes payable	331,896	-	331,896
Increase in commitments and continguences	100,000	-	100,000

Net increase in assets/liabilities of discontinued operations	-	-	263,119

Net cash used in operating activities	$(129,523)	$(1,006,892)	$(1,183,074)

INVESTMENT ACTIVITIES

Cash paid for property plant and equipment	$(34,199)	$(907,307)	$(941,506)
Proceeds from sale of subsidiary	-	35,000	35,000
Cash paid for land expansion	(48,999)	(38,938)	(87,937)

Net cash used in investment activities	$(83,198)	$(911,245)	$(994,443)

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

	Year Ended December 31, 2005	Year Ended December 31, 2004 (Restated)	Inception March 28, 2002 Thru December 31, 2005
FINANCING ACTIVITIES

Cash proceeds from debt	$65,000	$140,000	$205,000
Cash paid to reduce debt	(22,166)	(15,240)	(37,408)
Release of common stock receivable	22,501	-	22,501
Issuance of common stock receivable	(482)	-	(482)
Cash proceeds for sale of common stock	218,739	1,832,325	2,051,064
Decrease in payable/loan to officer	(12,052)	(35,823)	-

Net cash provided by financing activities	$271,540	$1,921,262	$2,240,675

Increase(decrease) in cash	58,819	3,125	63,158

Cash at Beginning of Period	4,339	1,214	-

Cash at End of Period	$63,158	$4,339	$63,158

SUPPLEMENTAL DISCLOSURES
Cash payment for interest	$85,081	$53,113	$138,194
Cash payment for income taxes	$-	$-	$-

Non cash investing and financing activities
Beneficial conversion feature	$13,925	$451,633	$465,558
Shares Issued for the conversion of debt	$-	$18,987	$18,987
Shares issued for the merger with Capitol Group	$-	$116,378	$116,378
Note for Sunset building	$-	$1,280,000	$1,280,000
Property tax payable released in tax seizure	$1,390	$-	$1,390
Reverse split on common stock	$22,468	$-	$22,468

See accompanying notes to the financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Paid-in Capital	Acc Deficit	Stock Sub Receiveable	Total Equity
	Shares	Dollar	Shares	Dollar
Balance as of March 28, 2002	-	$-	-	$-	$-	$-	$-	$-

Founder shares	27,800	3	-	-	9,727	-	-	9,730
Shares issued in payment for land	51,429	5	-	-	949,995	-	-	950,000
Shares issued for services	63,629	6	-	-	26,634	-	-	26,640
Net loss	-	-	-	-	-	(58,767)	-	(58,767)

Balance December 31, 2002	142,858	14	-	-	986,356	(58,767)	-	927,603

Shares issued for Services	19,939	2	-	$-	569,448	-	-	569,450
Shares issued for conversion of debt	1,117	1	335,000	335	18,651	-	-	18,987
Shares issued for merger with Capitol Group	85,714	8	3,000,000	3,000	113,370	-	-	116,378
Recapitalization of common stock with merger of Capitol Group	(141,991)	(14)	-	-	(1,190,577)	-	-	(1,190,591)
Net loss	-	-	-	-	-	(1,068,155)	-	(1,068,155)

Balance December 31, 2003 (Restated)	107,637	11	3,335,000	3,335	497,248	(1,126,922)	-	(626,328)

Shares purchased by employees	196,508,721	19,650	-	$-	2,119,552	-	-	2,139,202
Shares issued for services	28,705,186	2,871	11,665,000	11,665	2,317,307	-	-	2,331,843
Shares split	(1)	-	-	-	-	-	-	-
Stock subscription receivable	-	-	-	-	-	-	(22,501)	(22,501)
Beneficial conversion of debenture	-	-	-	-	451,633	-	-	451,633
Net loss	-	-	-	-	-	(3,660,576)	-	(3,660,576)
Balance December 31, 2004 (Restated)	225,321,543	22,532	15,000,000	15,000	5,385,740	(4,787,498)	(22,501)	613,273

Release of common stock receivable	-	-	-	-	-	-	22,501	22,501
Stock subscription receivable	-	-	-	-	-	-	(482)	(482)
Shares purchased by employees	162,720,000	16,272	162,720	-	223,802	-	-	240,074
Shares issued for services	20,800,000	2,080	-	-	25,370	-	-	27,450
Reverse split of common stock	(404,163,181)	(40,416)	-	-	40,416	-	-	-
Beneficial conversion of debenture	-	-	-	-	13,925	-	-	13,925
Net loss	-	-	-	-	-	(785,053)	-	(785,053)
Balance December 31, 2005	4,678,362	$468	15,000,000	$15,000	$5,689,253	$(5,572,551)	$(482)	$131,688

Number of shares issued reflects a 1-for-350 reverse stock split and adjusted par value to $0.01 from $0.1 per share effected October 7, 2004.
Number of shares issued reflects a 1-for-350 reverse stock split effected Feburary 1, 2005.

The accompanying notes are an integral part of these financial statements.

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 - DEVELOPMENT STAGE OPERATIONS

Global Links Corp. (hereinafter referred to as "Global Links" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name "Blue Jacket Mining Company". In December 1994 the Company's shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company's name was changed at that time to United Casino Corporation. In August, 2000, the Company's name was again changed to United Trading.Com, and in December 2001, the shareholders approved a name change to Global Links Corp. In 2002, the Company decided to pursue the business of marketing electronic transactions by offering a suite of comprehensive electronic products and proceeded to establish relationships with various companies which provide such products and others which specialize in the marketing of these products. In 2003, the Company transferred all of the assets and liabilities relating to the business of marketing electronic transactions to its wholly owned subsidiary, Global Links Card Services, Inc. ("GLCS"). In December, 2004, the Company sold all of its interests in GLCS to an unrelated corporation. Also in 2003, the Company merged with Capitol Group Holding Corporation, and in addition to the marketing of electronic transactions products, the Company entered the business of real estate acquisitions and development, real estate information services and international housing projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries, Global Links Card Services ("GLCS") and Capitol Group Holdings ("Capitol"). All significant inter-company transactions have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

Credit Concentrations

At times, the Company may exceed the FDIC limit of $100,000 in one banking institution. The Company's brokerage account of North American Clearing is not FDIC insured, and contained a cash balance of $4,280 at December 31, 2005.

Concentration of Customers

The Company currently has a high concentration of customers in the real estate industry in Southern Nevada. The Company’s finished office building is occupied primarily by one tenant. The Company does not believe a loss of its predominant tenant would negatively impact the Company’s operations, due to the fact that the building is marketable and would have no issue obtaining another tenant in a short period of time.

Management Estimates

The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, remaining useful lives of property and equipment, income taxes, and contingent liabilities arising from litigation in the normal course of business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ from those estimates under different assumptions or conditions.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company uses the allowance method for doubtful receivables. As of December 31, 2005, all remaining trade receivables were considered collectible by management and, therefore, no allowance has been provided. During the first quarter of 2005, the company invested in a Utah project, the project was abandoned and the company was refunded $23,740 of the escrow funds deposited, valued at approximately $33,000. The difference of approximately $9,000 was deemed to be uncollectible and charged to bad debt expense during 2005.

Property and Equipment

Property and equipment is recorded at the lower of cost or fair value and is depreciated by straight-line methods over their estimated useful lives as follows:

Estimated Useful Life
Furniture and Equipment	3-5 years
Building Improvements	10 years
Building	30 years

Depreciation expense for the years ended December 31, 2005 and 2004 is $85,187 and $14,351, respectively.

Additions and improvements are capitalized and depreciated, whereas repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of.

Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. As of December 31, 2005 and 2004 there were no impaired assets.

Acquisition, Development and Construction Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes direct costs of acquiring the land plus certain costs incurred before and after the acquisition. Preacquisition costs, including but not limited to options to acquire land, are capitalized when all relevant conditions under SFAS No. 67 are met. The Company discloses its options to acquire land on the balance sheet under deposits on land.

Research and Development Costs

Research and development costs are charged to operations as they are incurred.

Inventory Asset

The Company records its model home furnishings as an inventory asset. The Company deems this account to be current because of the nature of the inventory. The inventory will be sold along with the model homes.

Prior Period Adjustments

During the year ended December 31, 2005, the following changes were made to the Company’s retained earnings:

•	Beneficial conversion feature of debenture in the amount of $426,667 for convertible debt issued in 2004.
•	Strike price of preferred stock issued to non-employees for services and officer’s compensation in the amount of $1,865,535 in 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Any amounts received from buyers in excess of revenues recognized are classified as other liabilities.

Construction income is recognized when the project is complete and costs are expensed when incurred. Construction costs under costs of good sold for the year ended December 31, 2005 are mainly subcontractor fees on the project. The construction income for the year ended December 31, 2005 was generated by one small project.

Rental income from the professional office building in Southern Nevada is recognized in the month it is earned. Any amounts received from tenants in excess of revenues recognized are classified as other liabilities.

Revenue from the sale of land options are recognized when the agreement is signed by both parties, due to the fact that the earning process is complete once signed. The earnings process is deemed complete because the monies are non-refundable, the Company has the option to repurchase plus interest the option payment, and should the Company not perform the option can be converted at the Company’s discretion to common stock (the conversion price is determined upon written request by the Company and each request shall be less than 5% of the outstanding issued common stock of the Company).
.
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

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include cash, deposits, prepaid expenses, accounts receivable, inventory asset, deposit on land, account payable, property tax payable, accrued interest payable, notes payable and rent deposits approximate their fair values at December 31, 2005. Due to the short term and nature the method used to estimate fair values is not stated.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

During December 31, 2005 and 2004, the Company awarded stock options under its various employee stock compensation plans. The Company recognized $21,335 and $284,204 during December 31, 2005 and 2004, respectively as employee bonuses representing the difference in the price of the underlying stock and the amount employees paid for the stock; the offset of this expense was credited to additional paid in capital. At December 31, 2005 and 2004, there were no unexercised grants outstanding.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Interpretation No. 46

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

The Company has evaluated the impact of Interpretation No. 46 and noted that there was no significant effect on the Company’s consolidated financial statement presentation or disclosures.

Interpretation No. 47

In March 2005, The Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005.

The Company has evaluated the impact of Interpretation No. 47 and noted that there was no significant effect on the Company’s consolidated financial statement presentation or results of operations.

SFAS No. 123R

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

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for SFAS 123R. Under SFAS 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter of 2006.

The impact of SFAS No. 123R on our results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

NOTE 4 - LAND HELD FOR DEVELOPMENT

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona through a merger (see Note 6). The lots are part of a development named Valle Vista Ranch, planned as an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company may be acquired by the Company at a later date.

During December 2005, Mojave County issued a Judicial seizure on the Company for delinquent property taxes. A total of four lots were seized with a total cost value of $15,052. At December 31, 2005 the Company shows a loss on Judicial property seizure of $13,662.

As of December 31, 2005, the Company official owned 996 lots in Mojave County Arizona.

Land held for development is stated at cost unless the carrying amount of the parcel is determined not to be recoverable, in which case the parcel (land) is written down to fair value.

The Company is currently selling options on this land held for development. These options are recognized as option income on the Consolidated Statement of Operations. Revenue from the sale of land options are recognized when the agreement is signed by both parties, due to the fact that the earning process is complete once signed. The earnings process is deemed complete because the monies are non-refundable, the Company has the option to repurchase plus interest the option payment, and should the Company not perform the option can be converted at the Company’s discretion to common stock (the conversion price is determined upon written request by the Company and each request shall be less than 5% of the outstanding issued common stock of the Company).

On March 30, 2006, the Company sold 100 lots to an unrelated third party in exchange for a $1,000,000 note receivable. The note accrues interest at 8.25% per annum, with monthly interest only payments to the Company of $6,875 beginning on May 1, 2006. The note matures on March 31, 2008 at which time the entire unpaid principal balance and any accrued interest is due. As of July 2006, the Company has not received the May payment on this note receivable.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $785,053 and $3,660,576 during the years ended December 31, 2005 and 2004, respectively, and as of that date, the Company’s current liabilities exceeded its current assets by $4,641,787 as of December 31, 2005. These factors create uncertainty about the Company’s ability to continue as a going concern. Management of the Company has a plan to raise additional monies by continuing the sale of land option deposits (See Note 2 - Revenue Recognition) and/or lots on the Arizona land, as well as the monthly payments on the $1,000,000 note receivable mentioned in Note 4 above. The ability of the Company to continue as a going concern is dependent on the success of the plan to raise monies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - BUSINESS DEVELOPMENTS

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

NOTE 6 - BUSINESS DEVELOPMENTS (CONTINUED)

Due to the related party relationship between Valle Vista Development Corp (original purchasing party) and Capitol Group Holdings, Corp, the value of the land held for development was accounted for at the historical cost of the original purchasing party and the property tax liability assumed as of the transfer date:

Original purchase price	$950,000
Property tax liability assumed	$2,813,000
Value of land held for development	$3,763,000

As a result of the merger, the Company acquired the following assets and assumed the following liabilities:

Assets acquired:
Land held for development	$3,763,000

Liabilities assumed:
Note payable	$200,000
Property taxes payable	$3,463,000

Sale of Subsidiary

The Company's subsidiary, Global Links Card Services, has been in the business of providing services to various entities desiring stored value cards and related products. The Company determined to withdraw from this business and in December 2004, the Company sold its wholly-owned subsidiary, Global Links Card Services to an unrelated third party for the sum of $35,000, and the assumption of the Company's payable to the subsidiary of $292,837. The Company recognized a gain on the sale of $433,908. In 2004, through the sale of the subsidiary effective December 24, 2004, the subsidiary recorded pretax loss from operations of $150,868, and in the year ended December 31, 2003 the subsidiary recorded pretax income from operations of $34,797.

The following is the calculation of gain on sale of subsidiary as of December 31, 2004:

Proceeds from sale of subsidiary	$35,000
Assumption of Company’s payable to the subsidiary	$292,837
Accumulated net loss from subsidiary *	$116,701
Gain on sale of subsidiary	$433,908

* Presented on the Consolidated Statement of Operations as Discontinued Operations

NOTE 7 - DEBT

The Company currently is obligated on a note related to B.E.I. for the purchase of the land held for development. The note for $200,000 and bears interest at 12% per annum. The note is due December 31, 2005, and secured solely by the land in Arizona. The amount of interest accrued is $48,000 as of December 31, 2005.

As part of the purchase of the Sunset Office Building, the Company executed Convertible Debenture secured by Long Form All-Inclusive Deed of Trust in the amount of $1,280,000. The original note bears interest at 8% per annum on the unpaid balance. At any time the payee may convert all or part of the remaining principal balance, plus accrued interest, of the debenture into the common stock of the Company at 80% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding any such conversion, providing that such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Payments are $9,392 per month beginning June 30, 2004, through May 30, 2006, at which time the unpaid balance is due and payable. At December 31, 2005, the outstanding principal balance of the note was $1,262,665 and accrued interest due as of December 31, 2005 was $16,842. This note was modified on March 28, 2006. The modification agreement was replaced with a new maturity date of November 30, 2008, at which time the balloon payment is due. The modification agreement did not trigger debt extinguishment.

On August 5, 2004 the Company executed a Convertible Debenture in the Amount of $120,000 to Edify Capital Group, Inc. Under the revised terms of the debenture, interest accrues at 8.5% per annum with simple interest payable on the last day of each calendar quarter. At any time the payee may convert all or part of the remaining principal balance, plus accrued interest, of the debenture into the common stock of the Company at 80% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding any such conversion, providing that such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. At December 31, 2005, the unpaid balance was $120,000 and accrued interest was $14,336. At December 31, 2005, the Company was in compliance with all covenants under this debenture. During last quarter of 2005, the company revised terms of the debt and a new maturity date was selected. The new conversion date of August 5, 2006 and change in interest of 8.5% did not trigger debt extinguishment.

NOTE 7 - DEBT (CONTINUED)

During the second quarter of 2005, the company executed a convertible debenture to Transix in the amount of $25,000. The debenture accrues interest at 8.5% payable quarterly until April 30, 2007, at which time the remaining principle plus accrued interest is due and payable. At any time the payee may convert all or part of the remaining principal balance plus accrued interest of the debenture into common stock of the Company at 80% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding any such conversion, providing that such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. At December 31, 2005, the amount of interest accrued was in the amount of $1,509.

The table below represents the amount of accrued interest for each outstanding note as of December 31, 2005:

Note Payable	Accrued Interest

Debenture payable- MAKJ	$16,842
Debenture payable- Edify	14,336
Debenture payable- Transix	1,509
Note Payable- BEI	48,000
Other payables	1,000

Accrued Interest- on loans and notes	$81,687

The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the notes:

Year Ended December 31,	Principal Payments	Current Portion	Long Term
2006	$372,061	$372,061	$-
2007	38,138	-	38,138
2008	1,237,395	-	1,237,395
2009	-	-	-
Thereafter	-	-	-
Total	$1,647,594	$372,061	$1,275,533
Less Discounts	(293,307)	(102,322)	(190,985)
	$1,354,287	$269,739	$1,084,548
Long Term portion of Sunset			1,068,529
Long Term portion of Transix			16,019
			$1,084,548

Beneficial Conversion Feature

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the Common Stock Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature of $451,663 to Additional Paid in Capital on the date of issue. This amount includes $426,666, $24,996, and $13,925, which respectively represents the discounts, applied to Note Payable- Sunset building, Note Payable- Edify and Note Payable- Transix, respectively at December 31, 2005.

NOTE 7 - DEBT (CONTINUED)

The total unamortized balance for the beneficial conversion is $293,307. The period ended and the corresponding interest expense for each debenture is as follows:

Interest Expense by Quarter
	MAKJ	Edify	Transix	Total Non Cash Interest
June 30, 2004	$7,020	$-	$-	$7,020
September 30, 2004	23,920	1,915	-	25,836
December 31, 2004	23,920	3,146	-	27,067
March 31, 2005	23,400	3,078	-	26,478
June 30, 2005	23,660	3,112	1,537	28,310
September 30, 2005	23,920	3,146	1,704	28,770
December 31, 2005	23,920	3,146	1,704	28,770
				$172,252
NOTE 8 - INCOME TAXES

The consolidated provision for federal income taxes for the year ended December 31, 2005 is as follows:

Current	$-
Deferred	(233,000)
Increase in valuation allowance	233,000
Income tax expense (benefit)	$-

There were no amounts paid for federal income taxes during the years ended December 31, 2005 and 2004.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

As of December 31, 2005, the Company had federal net operating loss carryforwards of $6,315,000 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

December 31, 2013	$1,000
December 31, 2014	32,000
December 31, 2015	27,000
December 31, 2016	30,000
December 31, 2017	93,000
December 31, 2018	17,000
December 31, 2019	30,000
December 31, 2020	190,000
December 31, 2021	530,000
December 31, 2022	406,000
December 31, 2023	676,000
December 31, 2024	3,599,000
December 31, 2025	684,000
Total	$6,315,000

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Deferred taxes are attributable to the effects of the following items:

•	Differences in calculating depreciation on property, plant and equipment
•	Tax loss carryforwards

NOTE 8 - INCOME TAXES (CONTINUED)

The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2005 are as follows:

Deferred tax asset - current	$-
Deferred tax asset - non current	2,210,000
Total deferred tax asset	2,210,000

Deferred tax liability - current	-
Deferred tax liability - non current	(6,000)
Total deferred tax liability	(6,000)

Current deferred tax asset (liability)	-
Non current deferred tax asset (liability)	2,204,000
Net deferred tax asset (liability)	$2,204,000

Valuation allowance	(2,204,000)

Net deferred tax asset (liability)	$-

SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance increased $233,000 during the year ended December 31, 2005, based upon management’s expectation of future taxable income. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the net deferred tax asset will be recognized in the future.

NOTE 9 - RELATED PARTY TRANSACTIONS

Prior to and during 2003, an officer of the Company made cash loans to the Company and personally paid corporate costs. In September 2003, the officer agreed to forgo cash repayment of a total of $130,000 of these receivables in exchange for certain consulting services performed by the Company. As of December 31, 2003, $236,191 was due the officer, $225,889 of which was reflected in "Liabilities held for sale." As a result of the sale of the Company's subsidiary in December 2004, the remaining unpaid liability reflected in "Liabilities held for sale" was assumed by a third party. As of December 31, 2004, the remaining balance due the officer was $11,700, which was payable on demand. As of December 31, 2005, the balance in the due to officer account is zero, due to the fact that the individual is no longer an officer of the Company; subsequently, the amount was reclassed to accounts payable during 2005.

At December 31, 2003, the Company had an obligation to another officer and stockholder of the Company in the amount of approximately $37,573 for operating expenses he paid on behalf of the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During the second quarter of the year ended December 31, 2005, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E Info project. The Company expects to settle the suit by payment of an amount not in excess of $100,000 which has been classified as a commitment and contingency in these financial statements. Accordingly, the Company has determined not to accrue additional amounts for 2005. The current contract with American Title requires monthly payments of $25,000 per month. If the Company is required to eventually pay this $300,000 for the year ended December 31, 2005, the net effect of the additional payment would be as follows:

Net loss as reported	$(785,053)
Additional cost of R-E Info information	(300,000)
Net loss adjusted for additional costs	$(1,085,053)
Net loss per common share (4,678,362 shares)	$(0.2319)

NOTE 11 - LESSOR LEASEING ARRANGEMENTS

The Company leases office space to tenants. The current tenant leases space covering approximately 75% of the available space calling for lease payments of $13,683 per month. The lease is a 5 year lease with four 5 year extensions. The tenant also has an option to relocate to one of the Company planned new buildings when completed, occupying 6,400 square feet. The cost and accumulated deprecation are not different than the amounts shown on the Balance sheet.

Minimum rental for the next five years:
Year	Annual Rents
2006	$150,513
2007	$154,035
2008	$157,557
2009	$161,080
2010	$164,602

NOTE 12 - STOCK-BASED COMPENSATION

During the years, 2002 through 2005 the Company issued stock registrations through seven registration statements of form S-8 registering a total of 787,734,017 shares, 125,225,446 registered for the Company's Non-Employee Directors and Consultants Retainer Stock Plans, and 662,508,571 shares for the Company's Employee Stock Incentive Plans (adjusted for reverse stock splits in April 2003, October 2004 and February 2005). As of December 31, 2005 there were 82,200,000 and 383,280,000 shares available under the Non-Employee Directors and Consultants Retainer and Employee Stock Incentive Plans respectively. The table below represents the number of shares issued and dollar value for the twelve month period ended December 31, 2005.

	Number of shares	Share Dollars	Bonus Portion	Shares at January 1, 2005	Shares at December 31, 2005	Added Shares
S-8 Employee Shares	162,720,000	$3,339,611	$25,770	46,000,000	383,280,000	500,000,000
S-8 Non Employee Shares	20,800,000	$24,000	-	3,000,000	82,200,000	100,000,000

The Company's Employee Stock Compensation Plans are intended to allow designated officers and employees of the Company and its Subsidiaries to receive certain options (the "Stock Options") to purchase common stock of the Company, par value $0.01 per share (the "Common Stock"), and to receive grants of the Common Stock subject to certain restrictions. The purpose of the Plans are to provide the employees, who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain Employees. The Plans are administered by the Compensation Committee of the Company which is made up of one or more of the Company's Board of Directors. The Committee has full and complete authority, in its discretion, but subject to the express provisions of the Plans (a) to approve the Employees nominated by the management of the Company to be granted Awards or Stock Options; (b) to determine the number of Awards or Stock Options to be granted to an employee; (c) to determine the time or times at which Awards or Stock Options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; (d) to remove or adjust any restrictions and conditions upon Awards or Stock Options; (e) to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and (f) to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plans. Shares underlying any unexercised awards made under the plans are considered in the disclosure of fully diluted earnings per share unless such adjustments would be anti-dilutive.

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

The Company's Non-Employee Directors and Consultants Retainer Stock Plans are intended to promote the interests of the Company and its stockholders by 466,000,000 shares available under the Non-Employee Directors and Consultants Retainer and Employee Stock Incentive Plans respectively. The table below represents the number of shares issued and dollar value after adjustment for the 1-for-40 reverse stock split affected on April 16, 2003, and the 1-for-350 reverse stock split affected on October 7, 2004 and the 1-for-350 reverse split effect February 1, 2005.

		Non-employee Directors and Consultants
	Non-Employee S-8 Shares			Employee S-8 Shares
	Number of Shares	Dollars	Shares Registered	Number of Shares	Dollars	Registered
2002	321	$84,100	1,715	-	$-	2,857
2003	19,939	564,450	198,870	-	-	14,286
2004	28,705,186	463,816	125,024,861	196,508,571	2,139,030	662,491,428
2005	20,800,000	24,000	225,024,000	162,720,000	3,339,611	1,162,491,428
Total	49,525,446	$1,136,366	350,249,446	359,228,571	$5,478,641	1,824,999,999

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

NOTE 13 - STOCK TRANSACTIONS

During the year ended December 31, 2005 through 2003 the Company issued the following common shares of the Company:

Entity or Group	Number of Shares*	Per share price determination
2003 Various Corp. Consultants	19,939	$0.082 - Board Determination closing price previous trading day

James Brewer Corp. Officer	1,117 (Restricted)	$14 - Board determination Closing price previous trading day

Acquisition of Capitol Group Holding Co (see footnote 6)	85,714 (Restricted)	$1.63 - Board determination Net Value of assets acquired

No additional shares of common stock were issued during the years ended December 31, 2005 or 2004, outside of the stock bonus plans discussed in Note 12.

*Number of shares and share prices has been adjusted to reflect the 1-for-350 reverse stock split effected October 7, 2004 and the 1-for-350 reverse split effective February 1, 2005.

NOTE 13 - STOCK TRANSACTIONS (C0NTINUED)

On December 14, 2001, the Board of Directors approved the establishment of 5,000,000 shares of Series A Convertible Preferred Stock, and approved the issuance of 3,530,000 shares of such stock to Mr. James Brewer, the president and CEO of the Company, and 490,000 shares each to three other individuals, which have expired at December 31, 2004. In April, 2003, Mr. Brewer exercised his option to purchase 3,350,000 these shares. The Board of Directors subsequently authorized the issuance of Series B Convertible Preferred Stock and authorized Mr. Brewer to exchange the series A Convertible Preferred Stock for Series B Convertible Preferred Stock of the basis of one share of Series B for each 10 shares of Series A converted. The Series B Convertible Preferred Stock contains the following features:
•	Series B Stock and Common Stock Liquidation Amount: $1
•	Designation: 5,000,000 shares
•	Dividends declared and paid in the same manner as for Common Stock herein
•	Voting Power: 20 votes for each share of Preferred "B", not voted as a Class conversion Rights
•
Voluntary: may be converted into 10 shares of fully paid and non assessable shares of Common Stock Extraordinary Common Stock Events: Company cannot issue shares of CS as a dividend without express written consent of the Preferred "B" shareholders; and amount noted above ("Voluntary") may not be changed

•	Fractional Shares: none shall be issued
•	Partial Conversion: allowed
•
Reservation of Common Stock: Company shall keep available out of its authorized but un-issued shares of Common Stock such shares necessary for effecting the conversion of the shares of Preferred "B", sufficient to effect the conversion of all outstanding shares of Preferred "B"

In the first quarter of 2006, additional shares of the Company's commons stock was issued to employees and consultants of the Company under the Company's S-8 registrations statements, in the amount of 500,000,000 shares and 100,000,000 shares respectively.

During the years ended December 31, 2003 through 2005, the Company issued the following preferred shares of the Company:

Entity or Group	Number of Shares	Per share price determination

2003
Series B preferred
James Brewer Corp. Officer	335,000 (Restricted)	Exchange of Series A preferred

Acquisition of Capitol Group Holding Co (see footnote 4)	3,000,000 (Restricted)	$0 1 - Board determination

2004
Various consultants to the Company	1,625,000 (Restricted)	Board determination Consulting services valued at $1,625

Frank J. Dobrucki, Officer and Director of the Company	10,040,000 (Restricted)	Officer compensation valued at $1,483,200

2005
No preferred stock issued

The Company has no stock purchase warrants outstanding at December 31, 2005 and 2004.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005:

Note Receivable
The Company entered into a promissory note receivable for $150,000 during the 2nd quarter of 2006. The note bears interest at 8% which is due in two annual installments beginning on December 31, 2006 with a balloon principal payment due on April 7, 2008.

Sale of 100 lots
As disclosed in Note 4, on March 30, 2006, the Company sold 100 lots to an unrelated third party in exchange for a $1,000,000 note receivable. The note accrues interest at 8.25% per annum, with monthly interest only payments to the Company of $6,875 beginning on May 1, 2006. The note matures on March 31, 2008 at which time the entire unpaid principal balance and any accrued interest is due. As of July 2006, the Company has not received the May payment on this note receivable.

Stock activity
On February 7, 2006, the Company authorized an additional 398,000 shares, of which 100,000 are Preferred Shares and 298,000 are Common Shares.

On March 23, 2006, the Board of Directors granted Jim Brewer S-8 non employee consultant shares of common stock in lieu of payment of services preformed during 2005. The valuation was based on the strike price at the time of grant or $32,500 which also represents the outstanding payable balance at December 31, 2005.

On April 7, 2006, the Board of Directors approved a 3-for-1 forward stock split for all shareholders of the Company as of April 10, 2006. The table below represents the stock activity from December 31, 2005 through June 30, 2006, which includes the 3-for-1 forward split with the effective date of April 7, 2006, and the conversion of preferred stock series B to common stock on March 27, 2006.

	Common stock	Preferred stock series B
Shares at December 31, 2005	4,678,362	15,000,000
Shares issued after December 31, 2005 prior to forward split	5,860,000	-
Converted preferred to common (10 to 1) March 27, 2006	12,400,000	(1,240,000)
Total number of shares before 3-1 forward split	22,938,362	13,760,000

Total shares after 3-1 forward split	68,815,086	13,760,000
Shares issued after April 7, 2006	6,000,000	-
Total shared outstanding	74,815,086	13,760,000

Item 8   Changes In and Disagreements With Accountants.

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

On February 1, 2005, the Registrant engaged Lynda R. Keeton CPA, LLC ("Keeton") as the Registrant's independent accountants to report on the Registrant's balance sheet as of December 31, 2004, and the related combined statements of operations, stockholders' equity and cash flows for the years then ended. The decision to appoint Keeton was approved by the Registrant's Board of Directors. During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Keeton, neither the Registrant nor anyone on the Registrant's behalf consulted with Keeton regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

Item 8a. Controls and Procedures.

The principal Executive and Financial Officer of the Company reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) as of December 31, 2005 and 2004. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Information.

None

PART III

Item 9. - Directors and Executive Officers of the Registrant.

This table describes the Company's current Directors and Executive Officers.
NAME	AGE	TITLE
Frank J. Dobrucki	46	Presidents, Chief Executive Officer and Director

Frank J. Dobrucki, President, CEO, acting CFO and Director. Mr. Dobrucki has been the chief executive officer and a director of the Company since April, 2003. He has been president, chief executive officer and a director of Capitol Group Holdings Corporation since March 2002. Mr. Dobrucki has over twenty years of experience in the real estate foreclosure industry, serving in executive management positions with several real estate trustee ventures and as a banking, loan dissolution consultant.

There are no family relationships among any of the Registrant's officers or directors. No director, executive officer, promoter or control person of the Company during the past five years has had any involvement in any legal proceedings as described in Item 401 (d) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All required reports have been filed timely.

CORPORATE CODE OF ETHICS.

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
2. Therefore, the Officers shall immediately bring to the attention of the Board of Directors, [or Disclosure Compliance Officer], any material information of which the employee becomes aware that affects the disclosures made by the Company in its public filings and assist the Board of Directors [or Disclosure Compliance Officer] in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the SEC.

3. Each of the Officers shall immediately bring to the attention of the Board of Directors [or Disclosure Compliance Officer] any information he may have concerning:
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
4. The Officers shall promptly notify the Company's General Counsel, or the CEO as well as the Board of Directors of any information he or she may have concerning any violation of the Company's Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.
5. The Officers shall immediately bring to the attention of the General Counsel or the CEO and the Board of Directors any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulation applicable to the Company and the operation of its business, by the Company or any agent of the Company.
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
In determining what action should be taken, the Board, or its designee, shall take into account all relevant information, including
- the nature and severity of the violation,
- whether the violations was a single occurrence or repeated occurrences,
- whether the violation appears to have been intentional or inadvertent,
- whether the individual in question had been advised prior to the violation as to the proper course of action and
- whether or not the individual in question has committed other violation in the past.

Item. 10 Executive Compensation

The following table sets forth the compensation of Global Links Corp.'s chief executive officer for the periods indicated.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name and	Year	Salary $	Bonus	Compensation	Stock	Options/SAR's	LTIP
Principal					Award(s)		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

J. Hancock	July 24, 2001 Thru 2002	$10,000	-	-	$8,750	-	-
President/CEO, COO

J. Brewer	2002	$135,000	-	$18,043	$13,748	-
President, CEO, CFO	Thru April 30, 2003	$45,000	-	$6,677	-	-	-

	May 1, 2003 thru December 31, 2003	-	-	-	$4,000	-
F. Dobrucki	Thru 2004	$143,627	-	-	$1,479,200	-	-
President, CEO	Thru 2005	-	-	$94,500	-	-	-

All restricted stock awards for Mr. Hancock and Mr. Brewer were terminated effective April 30, 2003.
Note: Mr. F. Dobrucki entered into a five year employment agreement with Capitol Group Holdings Corporation, dated July 1, 2002 calling for annual compensation of $156,000 plus a cash bonus of from $50,000 to $100,000 per year, which agreement was assumed by the Company in April, 2003. The Company and Mr. Dobrucki agreed in December 2003, to forgo the compensation for 2003 in exchange for 4,000,000 shares of Series B Preferred Stock, and cancellation of the Agreement for the remaining contract period, to be replaced by a new agreement at a future date. At December 31, 2003, the shares had not been issued, but were issued in July, 2004, along with an additional 6,040,000 shares valued at $483,200.

As of December 31, 2003, the valuation of preferred stock series B was based on par value, totaling $3,335. On January 1, 2004, the Company changed the valuation method to record preferred stock at strike price on the grant date.

Mr. James Brewer entered into a three year consulting agreement with the company Effective October 1, 2001, which agreement was cancelled on December 14, 2001 and replaced by a three year employment agreement effective December 1, 2001 calling for salary of $10,000 per month through September, 30, 2002, $11,250 per month from October 1, 2002 through September 30, 2003, $12,500 per month, from October 1, 2003 through September 30, 2004, and $15,000 per month from October 1, 2004 through November 30, 2004. However, Mr. Brewer has resigned as an officer of the Company effective May 1, 2003, and the contract was canceled as of that date. No cash payments have been made to Mr. Brewer on either the consulting agreement or the employment agreement, however, Mr. Brewer received 1,117 shares of the Company's common stock equivalent to $15,637 as partial payment of amounts due Mr. Brewer under the employment agreement. Mr. Brewer also received an option to purchase 36 shares of the Company's common restricted stock at an option price of $1,400 per share (adjusted for reverse splits of the Company's common stock) exercisable at any time prior to December 15, 2006. Mr. Brewer agreed to terminate the option at the time of his resignation in April, 2003.

COMPENSATION OF DIRECTORS

Prior to December, 2001 there were no standard arrangements pursuant to which the Company's directors were to be compensated. In December, 2001 the Board of Directors approved a resolution under which non-employee directors are to be paid $500 per month for their services. In addition, Directors are entitled to reimbursement in accordance with the Company's policies for traveling, entertainment and any other expenses reasonably incurred and related to the performance of a Director's duties and responsibilities on behalf of Corporation. Such fees are in lieu of any payments for attendance at Directors' meetings. There are no other arrangements pursuant to which any of the Company's directors were otherwise compensated during the last four fiscal years for any service provided as director.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

This table describes the ownership at December 31, 2005 of the Company's outstanding common stock by: (i) each of the Company's Officers and Directors; (ii) each person who is known by the Company to own more than 5% of the Company's outstanding common stock; and (iii) all of the Company's Officers and Directors as a group:

Name and Address	Number of Shares	Class	Percentage of Class
	Beneficially Owned

Frank J. Dobrucki	32	Common Stock	0.0007%

Chief Executive Officer and Chairman of the Board of Directors	12,590,000	Series B Preferred Stock	84%

Alexander & Wade, Inc. (1)	1,250,000	Series B Preferred Stock	8.3%

Note: Mr. F. Dobrucki entered into a five year employment agreement with Capitol Group Holdings Corporation, dated July 1, 2002 calling for annual compensation of $156,000 plus a cash bonus of from $50,000 to $100,000 per year, which agreement was assumed by the Company in April, 2003. The Company and Mr. Dobrucki agreed in December, 2003 to forgo the compensation for 2003 in exchange for 4,000,000 shares of Series B Preferred Stock, and cancellation of the Agreement for the remaining contract period, to be replaced by a new agreement at a future date. At December 31, 2003, the shares had not been issued, but were issued in July, 2004, along with an additional 6,040,000 shares valued at $483,200. The valuation of the issued stock on July 22, 2004 and August 14, 2004 was based on the converted strike price at the time of grant.

Equity Compensation Plan Information:

	Number of Securities Remaining
	Number of Securities to be Issued upon Exercise of Outstanding Options, warrants And rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	None	.001	$0.00
Equity Compensation plans not approved by security holders (see Notes below)	None	.001	$0.00
Total	None	.001	$0.00

Item 12. Certain Relationships and Related Transactions.

During 2002 and 2003, Mr. James Brewer made cash loans to the Company totaling approximately $63,000, and personally paid corporate costs totaling approximately $86,400. In September, 2003, Mr. Brewer agreed to forgo the repayment of a total of $130,000 of these receivables in exchange for certain consulting services by the Company. As of March 31, 2006, Mr. James Brewer received S-8 non-employee shares valued at $32,500, which was deemed by both parties to be paid in full for services rendered (See Note 14).

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

Item14 Principal Account Fees And Services

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

	December 31, 2005	December 31, 2004

Audit Fees	$38,038	$11,625

Audit-Related Fees	None	None

Tax Fees	To be determined	to be determined

All Other Fees	None	None

Audit Committee's pre-approval policies and procedures: Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of THE Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LINKS CORP.

(Registrant)

By:	s/Frank J. Dobrucki, President and Director

Date:	August 15, 2006