Form 10KSB/A
period 2005-12-31
GLOBAL LINKS CORP
filed 2006-08-18
CIK 949728

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB/A

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

The number of shares outstanding of each of the registrant’s classes of such common equity, as of August 10, 2006, was 77,672,086 shares of Common Stock and 13,760,000 shares of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed to include the following subsequent event (see Note 14 in the financial statements):

"On June 22, 2006, the Company issued an additional 2,857,000 shares of common stock, at the request of the debtor, in consideration for a payment in the amount of $10,000 on its Debenture payable- Sunset building.”

Management felt it necessary to amend the filing due to the nature of the subsequent event.

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

The accompanying notes are an integral part of these financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004 (Restated)	Inception March 28, 2002 Thru December 31, 2005
OPERATING ACTIVITES

Net loss	$(785,053)	$(3,660,576)	$(5,572,551)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85,187	14,351	101,962
Gain on sale of subsidiary	-	(433,908)	(433,908)
Loss on seizure of property	13,662	-	13,662
Loss on the disposal of an asset	813	-	813
Consulting and legal fees paid via stock	27,450	848,815	1,268,453
Officers compensation paid via stock	-	1,483,200	1,483,200
Employee stock incentive plan	21,335	284,204	305,539
Amortization of beneficial conversion feature	112,329	59,923	172,252

Changes in operating assets and liabilities
Increase in inventory	(4,316)	-	(4,316)
Increase in accounts receiveable	(4,938)	-	(4,938)
Increase in prepaid expenses	(3,462)	(243)	(3,705)
Increase in accounts payable	17,821	163,754	207,159
(Decrease) increase in unearned revenue	(50,000)	50,000	-
Increase in rent deposits	-	5,000	5,000
Increase in deposits	(25,187)	(1,948)	(27,187)
Increase in accrued liabilities	32,940	44,747	474,687
Increase in liabilities of subsidiary sold	-	135,789	135,789
Increase in property taxes payable	331,896	-	331,896
Increase in commitments and contingences	100,000	-	100,000

Net increase in assets/liabilities of discontinued operations	-	-	263,119

Net cash used in operating activities	$(129,523)	$(1,006,892)	$(1,183,074)

INVESTMENT ACTIVITIES

Cash paid for property plant and equipment	$(34,199)	$(907,307)	$(941,506)
Proceeds from sale of subsidiary	-	35,000	35,000
Cash paid for land expansion	(48,999)	(38,938)	(87,937)

Net cash used in investment activities	$(83,198)	$(911,245)	$(994,443)

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

Stock activity
On February 7, 2006, the Company authorized additional preferred and common shares which brings the company to a total of 100,000,000 of Preferred and 298,000,000 of Common shares.

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

On June 22, 2006, the Company issued an additional 2,857,000 shares of common stock, at the request of the debtor, in consideration for a payment in the amount of $10,000 on its Debenture payable- Sunset building.

	Common stock	Preferred stock series B
Shares at December 31, 2005	4,678,362	15,000,000
Shares issued after December 31, 2005 prior to forward split	5,860,000	-
Converted preferred to common (10 to 1) March 27, 2006	12,400,000	(1,240,000)
Total number of shares before 3-1 forward split	22,938,362	13,760,000

Total shares after 3-1 forward split	68,815,086	13,760,000
Shares issued after April 7, 2006	6,000,000	-
Shares isssued for payment of Debtenture	2,857,000	-
Total shared outstanding	77,672,086	13,760,000

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