Form 10QSB
period 2006-03-31
GLOBAL LINKS CORP
filed 2006-08-22
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2006

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant's classes of such common equity, as of August 10, 2006, was 77,672,086 shares of Common Stock and 13,760,000 shares of Series B Preferred Stock.

PART I

ITEM 1.FINANCIAL STATEMENTS.

The unaudited condensed consolidated financial statement for the Global Links Corp. and it’s wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. for the three month period ended March 31, 2006, is attached here.

Global Links Corp
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

As of March 31, 2006
ASSETS
CURRENT ASSETS
Cash	$17,609
Accounts receivable	5,078
Prepaid expenses	180
Inventory asset	4,316
Deposits	27,187
Note receivable	150,000
Total Current Assets	204,370

PROPERTY AND EQUIPMENT
Land	502,767
Buildings (Net of depreciation of $84,069)	1,246,430
Furniture and equipment (Net of depreciation of $21,604)	45,842
Total Property and Equipment	1,795,039

OTHER ASSETS
Note receiveable	1,000,000
Deposit on land	441,249
Land held for development	3,371,648
Total Other Assets	4,812,897
Total Assets	$6,812,306

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$100,973
Property taxes payable	3,970,023
Current portion of debtenture payable (net of discount $99,246)	275,067
Accrued interest on loans and notes	100,759
Total Current Liabilities	4,446,822

LONG TERM LIABILITIES

Debenture payable- Sunset Building (net of discount $158,603)	1,088,743
Debenture payable- Transix (net of discount $ 7,313)	17,687
Line of credit - Majestic	10,000
Rent deposits	5,000
Total Long Term Liabilities	1,121,430
Commitments and contingencies	100,000
Total Liabilities	5,668,252

STOCKHOLDERS' EQUITY
Preferred Stock par value $0.001 (100,000,000 shares authorized, 13,760,000 issued and outstanding)	13,760
Common Stock par value $0.0001 (289,000,000 shares authorized, 22,938,362 issued and outstanding)	2,294
Additional paid-in capital	5,999,462
Stock subscriptions receivable	(102,000)
Accumulated deficit - accumulated during development stage	(4,769,462)
Total Stockholders' Equity	1,144,054
Total Liabilities and Stockholders' Equity	$6,812,306

See accompanying notes to financial statements.

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005 (Restated)	Inception March 28, 2002 through March 31, 2006
REVENUES
Consulting fees	$-	$-	$100,000
Rental income	46,309	36,255	207,385
Construction income	-	-	17,300
Sales	1,341,923	-	1,341,923
R-E Info income	-	-	408
Option income	151,000	-	511,000
Total Revenues	1,539,232	36,255	2,178,016

COST OF GOODS SOLD
Cost of goods sold	376,300	-	516,314
Gross Profit	1,162,932	36,255	1,661,702

EXPENSES
General and Administrative	35,596	42,703	841,700
Consulting Fees	30,360	38,450	2,147,086
Property tax expense	125,440	5,000	482,010
Officer and employee compensation	72,743	68,142	2,321,292
Professional fees	26,518	32,983	195,787
Depreciation and amortization	18,844	21,116	107,844
Research & development	-	-	125,000
Maintenance expense	3,903	2,847	40,091
Total Expenses	313,404	211,241	6,260,810

OTHER INCOME/(EXPENSE)
Interest income	10	10	626
Interest expense	(58,599)	(59,689)	(473,530)
Loss on disposal of asset	(813)	-	(1,626)
Loss on Judicial property seizure	-	-	(13,662)
Total Other Expense	(59,402)	(59,679)	(488,192)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	790,126	(234,665)	(5,087,300)

Discontinued operations, net	-	-	317,837
Net Income (Loss)	$790,126	$(234,665)	$(4,769,463)

Net income (loss) per common share, basic and diluted	$0.10	$(0.09)	$(304.41)
Earnings (loss) per share before discontinued operations	$0.10	$(0.09)	$(324.69)
Earnings per share of discontinued operations	$-	$-	$20.29

Weighted Average number of common shares outstanding, basic and diluted adjusted for previous splits	8,192,362	2,477,151	15,668

See accompying notes to the financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005 (Restated)	Inception March 28, 2002 Thru March 31, 2006

OPERATING ACTIVITES

Net income (loss)	$790,127	$(234,665)	$(4,769,462)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	18,844	21,116	107,843
Gain on sale of subsidiary	-	-	(433,908)
Loss on seizure of property	-	-	13,662
Loss on the disposal of an asset	813	-	1,626
Consulting and legal fees paid via stock	59,891	22,850	1,328,344
Officers compensation paid via stock	-	-	1,483,200
Employee stock incentive plan	26,154	16,657	331,693
Amortization of beneficial conversion feature	28,145	26,478	200,397
Notes receivable for land	(1,000,000)	-	(1,000,000)

Changes in operating assets and liabilities:
Increase in notes receiveable	(150,000)	-	(150,000)
Increase in inventory	-	-	(4,316)
Increase in accounts receiveable	(140)	-	(5,078)
Increase in deposits	-	(9,335)	(27,187)
Decrease (increase) in prepaid expenses	3,525	243	(180)
(Decrease) increase in accounts payable	(106,187)	14,439	100,973
Increase in rent deposits	-	-	5,000
Increase in accrued liabilities	19,072	10,733	493,759
Decrease in liabilities of subsidiary sold	-	-	135,789
(Decrease) increase in property taxes payable	(216,483)	-	115,413
Increase in commitments and contingences	-	-	100,000
Decrease in liabilities of discontinued operations			263,119

Net cash used in operating activities	(526,239)	(131,484)	(1,709,313)

INVESTMENT ACTIVITIES

Cash paid for property plant and equipment	(7,907)	(21,477)	(949,413)
Proceeds from sale of subsidiary	-	-	35,000
Cash paid for land expansion	(20,000)	-	(107,937)
Decrease in land held for development	376,300	-	376,300

Net cash provided by (used) in investment activities	348,393	(21,477)	(646,050)

See accompanying notes to the financial statements.

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended March 31, 2005	Inception March 28, 2002 Thru
	March 31, 2006	(Restated)	March 31, 2006
FINANCING ACTIVITIES

Cash proceeds from debt	-	41,000	205,000
Cash proceeds from line of credit	10,000	-	10,000
Cash paid to reduce debt	(935)	(3,699)	(38,343)
Release of common stock receiveable	482	-	22,983
Issuance of common stock receiveable	(102,000)	-	(102,482)
Cash proceeds for sale of common stock	224,750	140,945	2,275,814

Net cash provided by financing activities	132,297	178,246	2,372,972

(Decrease) increase in cash	(45,549)	25,285	17,609

Cash at Beginning of Period	63,158	4,339	-

Cash at End of Period	$17,609	$29,624	$17,609

SUPPLEMENTAL DISCLOSURES
Cash payment for interest	$10,356	$27,477	$148,550
Cash payment for income taxes	$-	$-	$-

Non cash investing and financing activities
Beneficial conversion feature	$-	$-	$465,558
Shares Issued for the conversion of debt	$-	$-	$18,987
Shares issued for the merger with Capitol Group
Note for Sunset building	$-	$-	$1,280,000
Reverse split on common stock	$-	$-	$22,468
Property tax payable released in tax seizure	$-	$-	$1,390
Conversion of preferred stock to common stock	$1,240	$-	$1,240

See accompanying notes to the financial statements

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated balance sheet of Global Links Corp (the "Company”), (a development stage enterprise) and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. at March 31, 2006, and the condensed consolidated income statement for the three month periods ended March 31, 2006 and 2005 have been prepared by the Company’s management. In addition management also prepared the cumulative period during the development stage from March 28, 2002 (inception) through March 31, 2006 and the statement of cash flows for the three month period ended March 31, 2006 and 2005 and the cumulative period during the development stage through March 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

Reclassifications

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

Significant Accounting Policies

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month periods ended March 31, 2006 or March 31, 2005 since the effect would be anti-dilutive. There were 192,309,966 common stock equivalents outstanding at March 31, 2006.

Revenue Recognition
Revenue from the sale of real estate land (lots) is recognized when the agreements are signed and considerations is given (received). Any amounts received from buyers in excess of revenues recognized are classified as other liabilities.

Rental income from the professional office building in Southern Nevada is recognized in the month it is earned. Any amounts received from tenants in excess of revenues recognized are classified as other liabilities.

Revenue from the sale of land options are recognized when the agreement is signed by both parties, due to the fact that the earning process is complete once signed. The earnings process is deemed complete because the monies are non-refundable, the Company has the option to repurchase plus interest the option payment, and should the Company not perform, the option can be converted at the Company’s discretion to common stock (the conversion price is determined upon written request by the Company and each request shall be less than 5% of the outstanding issued common stock of the Company).

Note 1 - Basis of Presentation (CONTINUED)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company has adopted SFAS 123R in the first quarter of 2006. Under this new ruling the Company began adopting the policy of recording stock based compensation at strike price at the time of the grant for employees. All non-employee stock based compensation is still currently recorded at the actual sales price on the date of sale.

Note 2 - Notes Receivable

On March 31, 2006, the Company has a note receivable in the amount of $1,000,000 for the sale of 100 lots in Kingman Arizona (See Note 3 in the financial statements). The terms of the note are as follows, interest of 8.25% per annum is payable in monthly installments of $6,875, beginning on May 1, 2006, matures March 31, 2008 at which time the entire unpaid principal and any accrued interest is due. As of July 2006, the Company has not received the first May payment on this note receivable.

On April 2, 2006, the Company signed a note receivable in the amount of $150,000 with 8% interest per annum. The note matures on April 1, 2007 at which time all accrued interest and principle are due. Monies (consideration for the note) were exchanged on March 10, 2006, at which time the Company recorded a note receivable even though the physical agreement was not yet signed.

Note 3 - Land Held for Development

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona. The lots are part of a development named Valle Vista Ranch, planned as an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company may be acquired by the Company at a later date. During the fourth quarter in 2005, the Company had 4 lots seized by Mohave County for delinquent property taxes due.

On March 31, 2006, the Company sold 100 lots in the form of a note receivable for $1,000,000 (See Note 2 above).

Currently the Company has control over 896 lots in Valle Vista Ranch.

Note 4 - Debt

During the quarter ending March 31, 2006, the Company incurred an additional debt instrument in the form of a line of credit granted to the Company in the amount of $50,000. The first draw of cash was received in the amount of $10,000 on February 27, 2006. The terms of the line of credit are as follows, the outstanding balance of the line of credit is due within two years from the date of issuance, with 8% interest beginning to accrue monthly 30 days after the first draw.

Note 5 - Common Stock

During the first quarter of 2006, the Company issued S-8 shares too employees and non-employees for services. The table below represents the number of shares issued, dollar value of those shares, and registered shares remaining at March 31, 2006.

Three months ended March 31, 2006	Number of shares	Share Dollars	Bonus portion	Shares at the beginning of period	Shares at the end of period

S-8 Reg. Employee	4,550,000	$224,750	$29,272	383,280,000	378,730,000

S-8 Reg. Non-Employee	1,310,000	$59,891	-	82,200,000	80,290,000

Note 6 - Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that is more likely than not to be realized. It appears that it is more likely than not, that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period. As of December 31, 2005, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of approximately $6,315,000, which will expire between 2013 and 2025.

Note 7 - Commitments and Contingencies

During the second quarter of 2005, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E Info project. The Company expects to settle the suit by payment of an amount not in excess of $100,000 which has been accrued in commitments and contingencies in these financial statements. Accordingly, the Company has determined not to accrue additional amounts. The current contract with American Title requires monthly payments of $25,000 per month. A default judgment was entered by the County of Orange in California against the Company for breach of contract. The judgment is not enforceable due to the fact that the Company is a Nevada corporation. As of March 31, 2006, the plaintiff has yet to file in Nevada.

Note 8 - Subsequent Events

Stock Transactions

On February 6, 2006, the Board of Directors approved a 3-for-1 forward stock split for all shareholders of the Company as of April 10, 2006. The table below represents the stock activity from March 31, 2006 through August 10, 2006, which includes the 3-for-1 forward split with the effective date of April 10, 2006.

The Company also issued 6,000,000 shares of Employee S-8 registered stock from March 31, 2006 through August 10, 2006. There was no Non-Employee S-8 shares were issued from March 31, 2006 through August 10, 2006.

On June 22, 2006, the Company issued 2,857,000 shares of common stock, at the request of the debtor, in consideration for a payment in the amount of $10,000 on its Debenture payable-Sunset building.

	Common stock	Preferred stock series B
Shares at March 31, 2006 before split	22,938,362	13,760,000

Total number of shares after 3-for-1 forward split	68,815,086	-
Shares issued after April 7, 2006	6,000,000	-
Shares issued for payment of Debtenure (June 22, 2006)	2,857,000	-
Total shares outstanding	77,672,086	13,760,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. References in this section to "Global Links Corp," the "Company," "we," "us," and "our" refer to Global Links Corp. and our direct subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

DEVELOPMENT OF OUR BUSINESS

Global Links Corp. (hereinafter referred to as "Global Links" or the "Company") was formed as a corporation under the laws of the State of Nevada in 1952 under the name “Blue Jacket Mining Company". In December 1994 the Company’s shareholders approved a reverse merger with United Casino Corporation, a Nevada Corporation, and the Company’s name was changed at that time to United Casino Corporation. In August, 2000, the Company's name was again changed to United Trading.Com, and in December 2001, the shareholders approved a name change to Global Links Corp.

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

In 2004, the Company completed renovations on its Sunset office building and the premium office space was available for lease. During the year of 2005 the Company continued leasing office space and made an additional 600 feet available for lease.

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

Item 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company has adopted SFAS 123R in the first quarter of 2006. Under this new ruling the Company began adopting the policy of recording stock based compensation at strike price at the time of the grant for employees. All non-employee stock based compensation is still currently recorded at the actual sales price on the date of sale.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2005.

Results of operations consist of the following:

	March 31, 2006	March 31, 2005	Difference	Percent
Net revenues	$1,539,232	$36,255	$1,502,977	4146%
Cost of goods sold	376,300	-	376,300	100%
Gross profit	1,162,932	36,255	1,126,677	3108%
Operating expense (*)	372,806	270,920	101,886	38%
Net operating income (loss)	$790,126	$(234,665)	$1,024,791	-437%

*Operating expenses were calculated using “Total Expenses” and “Total Other Income (Expense)” on the Consolidated Income Statement.

Item 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2005 (CONTINUED)

The 4146% increase in net revenues from the period ended March 31, 2005 to March 31, 2006 is attributable mainly to a sale of 100 lots in Kingman Arizona, in the amount of $1,341,923 or 87% of total revenue. The total sale of $1,341,923 consists of a note receivable in the amount of $1,000,000 and property taxes liability assumed by the buyer in the amount of $341,923; compared to no sales in the three month period of 2005. The amount of option income in the three month period of March 31, 2006 is $151,000, or 10% of total revenue in comparison to zero in the same period in 2005. The amount of rental revenue received in the three month period ended March 31, 2006 is $46,309, or 3% of total revenue compared to $36,255 or 100% of total revenue during the same period in 2005. The $10,054 increase in rental revenue is largely attributable to an additional 604 square feet of rental space made available to tenants.

The amount of total operating expenses increased $101,886 from the three month period in 2006 compared to the same period in 2005. The increase was mainly attributed to the property tax expense in Kingman, AZ.

The Company received $224,750 from the sale of S-8 registered shares of common stock in the three month period in 2006 compared to $194,021 in the same period in 2005.

The Company issued 5,860,000 shares of S-8 common stock in 2006 compared to 2,994,286 shares of common stock in 2005.

On March 23, 2006, a preferred share holder converted 1,240,000 of their shares to 12,400,000 of common shares. (see Note 13 of the 2005 annual 10-KSB filing).

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

4. On March 31, 2006, the Company has a $1,000,000 note receivable from the sale of 100 lots in Kingman, Arizona which should bring over $6,800 a month into operations. (See Note 3 to the financial statements)

Item 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The change in position of cash, current liabilities and current receivables consist of the following:

	March 31, 2006	December 31, 2005	Difference	Percent
Cash	$17,609	$63,158	$(45,549)	-72%
Current liabilities	$4,446,822	$4,745,091	$(298,269)	-6%
Current receivables	$5,078	$4,938	$140	3%
Note receivable	$150,000	$-	$150,000	100%

Total cash at the end of the period decreased in the amount of $45,549. The balance of cash at the end of the prior period of December 31, 2005, is largely attributable from the proceeds available from the sale of land options.
Cash was used to pay down payables in the first quarter of 2006.

Our total amount of current liabilities has remained relatively constant as we maximize our available cash resources for daily operating expenditures.

As of March 31, 2006, the Company does not have sufficient cash to meet the projected needs for the next twelve months and will therefore needs to raise additional capital. The Company expects to raise such cash needs by additional borrowing, the sale of the Company's common and/or preferred stock, and the sale of selected parcels in its Arizona development project.

The Company expects to spend $18,000 in additional research and development funds on its R-E Info website, with the site fully operational by the end of 2007.

The Company owns 896 residential lots in Arizona, which are planned for development in 2007. The project “Valle Vista” is a master planned community with over 1,600 homes available as affordable senior citizen housing.

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project: “Global Links Corp Center” is expected to require $500,000 for the first phase, and the Company anticipates raising the required funds through additional borrowing and/or equity financing in 2006. Closing on these properties is expected to take place on or before December 31, 2006. As of March 31, 2006 the Company has an investment of $441,249, consisting of $350,000 Deposit on Land and $91,249 of Option Payments, for the future project.

The Company received a copyright for "The Domain" on April 13, 2005. “The Domain” project is independent of the Kingman, Arizona project. The Company plans to break ground on the first phase of this project in 2007. "The Domain", is a futuristic living environment. "The Domain” is different from most building concepts as it utilizes a rather small footprint to offer a large amount of usable living space. The footprint is approximately 4,000 square feet, which includes a 2-story 2,400 square foot living environment, as well as 1,600 square feet of private patio and yard space. "The Domain" is surrounded by 8 feet concrete walls that provide for privacy and security. The project is planned to be built in an attached townhouse fashion, with 8 units in each cluster of buildings. The Company is currently in the development phase and negotiating on several parcels of real estate throughout the Las Vegas area, which will determine the start date for implementation of this project.

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

Changes in internal controls.
The Company has hired an outside CPA with current knowledge of Generally Accepted Accounting Principles (“GAAP”) to further aid in the higher level GAAP issues, as well as drafting public filings. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E Info Project. A default judgment was entered by the County of Orange in California against the Company for breach of contract. The judgment is not practicable due to the fact that the Company is a Nevada corporation. The plaintiff has yet to file in Nevada. The Company anticipates that R-E Info will be re-launched by year end 2007.

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

GLOBAL LINKS CORP.

Date: August 21, 2006      By: /Frank J. Dobrucki
Frank J. Dobrucki,
President, and CEO