Form 10QSB
period 2006-06-30
GLOBAL LINKS CORP
filed 2006-08-22
CIK 949728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2006

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

Yes ☐ No ☒.

The number of shares outstanding of each of the registrant's classes of such common equity, as of August 10, 2006, was 77,672,086 shares of Common Stock and 13,760,000 shares of Series B Preferred Stock.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

The unaudited condensed consolidated financial statement for the Global Links Corp. and it’s wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. for the three and six month period ended June 30, 2006, is attached here.

Global Links Corp
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

As of June 30, 2006
ASSETS
CURRENT ASSETS
Cash	$2,348
Deposits	27,187
Prepaid expenses	422
Employee advance	6,000
Accounts receivable (Net of allowance $2,063)	12,461
Notes receivable	153,000
Related party receivable	2,000
Inventory asset	4,429
Total Current Assets	207,847

PROPERTY AND EQUIPMENT
Land	502,767
Building (Net of depreciation of $93,914)	1,234,586
Furniture and equipment (Net of depreciation $25,197)	47,463
Total Property and Equipment	1,784,816

OTHER ASSETS
Notes receivable	1,000,000
Deposit on land	441,249
Land held for development	3,371,648
Total Other Assets	4,812,897

Total Assets	$6,805,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$114,776
Property taxes payable	4,002,023
Current portion of debtenture payable (Net of discount $96,168)	276,465
Accrued interest on loans and notes	98,291
Total Current Liabilities	4,491,555

LONG TERM LIABILITIES

Debenture payable- Sunset Building (Net of discount $134,942)	1,100,147
Debenture payable- Transix (Net of discount $5,628)	19,372
Line of credit - Majestic	15,000
Rent deposits	5,000
Total Long Term Liabilities	1,139,519

Commitments and contingencies	100,000
Total Liabilities	5,731,074

STOCKHOLDERS' EQUITY
Preferred Stock par value $0.001 (100,000,000 shares authorized, 13,760,000 issued and outstanding)	13,760
Common Stock par value $0.0001 (289,000,000 shares authorized, 77,672,086 issued and outstanding)	7,767
Additional paid-in capital	6,376,813
Stock subscriptions receivable	(359,780)
Accumulated deficit - accumulated during development stage	(4,964,074)
Total Stockholders' Equity	1,074,486
Total Liabilities and Stockholders' Equity	$6,805,560

See accompanying notes to the financial statements.

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six months ended June 30, 2006	(Six months ended June 30, 2005 Restated)	Inception March 28, 2002 through June 30, 2006
REVENUES
Consulting fees	$-	$-	$100,000
Rental income	90,666	72,510	251,742
Construction income	-	-	17,300
Sales	1,341,923	-	1,341,923
R-E Info income	-	-	408
Option Income	151,000	-	511,000
Total Revenues	1,583,589	72,510	2,222,373

Cost of Goods Sold	376,300	-	516,314
Gross Profit	1,207,289	72,510	1,706,059

EXPENSES
General and administrative	89,899	86,716	896,004
Consulting fees	47,260	58,550	2,163,985
Property tax expense	157,610	5,000	514,180
Officer and employee compensation	135,191	115,700	2,383,740
Professional fees	35,137	49,485	204,406
Depreciation and amortization	33,643	42,041	122,643
Research & development	-	-	125,000
Maintenance expense	9,854	13,999	46,042
Total Expenses	508,594	371,491	6,456,000

OTHER INCOME/(EXPENSE)
Gain (loss) on disposal of an asset	(1,752)	-	(2,565)
Gain (loss) on Judicial property seizure	-	-	(13,662)
Interest income	16,836	12	17,452
Interest expense	(118,264)	(124,371)	(533,195)
Total Other Expense	(103,180)	(124,359)	(531,970)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	595,515	(423,340)	(5,281,911)

Discontinued operations, Net	-	-	317,837
Net Income (Loss)	$595,515	$(423,340)	$(4,964,074)

Net income (loss) per common share, basic and diluted	$0.01	$(0.04)	$(103.18)
Earnings (loss) per share before discontinued operations	$0.01	$(0.04)	$(109.78)
Earnings per share of discontinued operations	-	-	$6.61

Weighted Average number of common shares outstanding, basic and diluted adjusted for previous splits	48,833,760	10,347,921	48,113

See accompanying notes to the financial statements

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005
		(Restated)
REVENUES
Rental income	$44,357	$36,255
Option Income	-	-
Total Revenues	44,357	36,255

Cost of Goods Sold	-	-
Gross Profit	44,357	36,255

EXPENSES
General and administrative	54,304	44,013
Consulting fees	16,900	20,100
Property tax expense	32,170	-
Officer and employee compensation	62,448	47,558
Professional fees	8,619	16,502
Depreciation and amortization	14,799	20,925
Maintenance expense	5,951	11,151
Total Expenses	195,191	160,249

OTHER INCOME/(EXPENSE)
Interest income	16,826	3
Interest expense	(59,588)	(64,789)
Loss on disposal of an asset	(939)	-
Total Other Expense	(43,701)	(64,786)

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(194,535)	$(188,780)

Discontinued operations, Net	-	-
Net Loss	$(194,535)	$(188,780)

Net loss per common share, basic and diluted	$(0.003)	$(0.01)
Loss per share before discontinued operations	$(0.003)	$(0.01)
Earnings per share of discontinued operations	$-	$-

Weighted Average number of common shares outstanding, basic and diluted adjusted for previous splits	72,823,877	13,232,337

See accompanying notes to the financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2005 (Restated)	Inception March 28, 2002 Thru June 30, 2006

OPERATING ACTIVITES

Net income (loss)	$595,515	$(423,340)	$(4,964,074)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	33,643	42,041	122,643
Allowance for doubtful accounts	2,063	-	2,063
Gain on sale of subsidiary	-	-	(433,908)
Loss on seizure of property	-	-	13,662
Loss on the disposal of an asset	1,752	-	2,565
Consulting and legal fees paid via stock	59,892	22,850	1,328,345
Officer's compensation paid via stock	-	-	1,483,200
Employee stock incentive plan	26,754	21,335	332,293
Amortization of beneficial conversion feature	56,568	59,436	228,820
Notes receivable for land	(1,000,000)	-	(1,000,000)
Interest on notes receivable for land	(13,816)	-	(13,816)

Changes in operating assets and liabilities
Increase in notes receivable	(153,000)	-	(153,000)
Increase in inventory	(113)	-	(4,429)
(Decrease) increase in accounts receivable	4,230	(298)	(708)
Increase in employee advance	(6,000)	-	(6,000)
Decrease (increase) in prepaid expenses	3,283	243	(422)
Increase in related party receivable	(2,000)	-	(2,000)
Increase in deposits	-	(487)	(27,187)
(Decrease) increase in accounts payable	(92,383)	14,266	114,776
Increase in unearned revenue	-	25,000	-
Increase in rent deposits	-	-	5,000
Increase in accrued liabilities	16,604	23,928	491,291
Increase in liabilities of subsidiary sold	-	-	135,789
(Decrease) increase in property taxes payable	(184,483)	-	147,413
Increase in commitments and contingences	-	-	100,000

Decrease in liabilities of discontinued operations	-	-	263,119

Net cash used in operating activities	(651,491)	$(215,026)	(1,834,565)

INVESTMENT ACTIVITIES

Cash paid for property plant and equipment	(13,423)	(36,071)	(954,929)
Proceeds from sale of subsidiary	-	-	35,000
Cash paid for deposit on land	(20,000)	-	(107,937)
Decrease in land held for development	376,300	-	376,300

Net cash provided by (used in) investment activities	342,877	(36,071)	(651,566)

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005 (Restated)	Inception March 28, 2002 Thru June 30, 2006
FINANCING ACTIVITIES

Cash proceeds from debt	$15,000	$66,000	$220,000
Cash paid to reduce debt	(4,871)	(19,381)	(42,279)
Release of common stock receivable	482	-	22,983
Issuance of common stock receivable	(359,780)	-	(360,262)
Cash proceeds for sale of common stock	482,330	214,520	2,533,394
Fair market value of stock sold	114,643	-	114,643
Increase in payable/loan to officer	-	500	-

Net cash provided by financing activities	$247,804	$261,639	$2,488,479

Increase (decrease) in cash	(60,810)	10,542	2,348

Cash at Beginning of Period	63,158	4,339	-

Cash at End of Period	$2,348	$14,881	$2,348

SUPPLEMENTAL DISCLOSURES
Cash payment for interest	$10,433	$50,906	$138,271
Cash payment for income taxes	$-	$-	$-

Non cash investing and financing activities
Beneficial conversion feature	$-	$13,925	$465,558
Shares Issued for the conversion of debt	$-	$-	$18,987
Shares issued for the merger with Capitol
Group	$-	$-	$116,378
Note for Sunset building	$-	$-	$1,280,000
Reverse split on common stock	$-	$-	$22,468
Property tax payable released in tax seizure	$-	$-	$1,390
Conversion of Preferred Stock to Common	$1,240	$-	$1,240
3-for-1 forward stock split	$4,588	$-	$4,588
Conversion of debenture payable	$10,000	$-	$10,000

See accompanying notes to the financial statements

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated balance sheet of Global Links Corp (the "Company”), (a development stage enterprise) and its wholly owned subsidiaries, Capitol Group Holdings Corp. and Global Links Construction Corp. at June 30, 2006, and the condensed consolidated income statement for the six and three month periods ended June 30, 2006 and 2005 have been prepared by the Company’s management. In addition management also prepared the cumulative period during the development stage from March 28, 2002 (inception) through June 30, 2006 and the statement of cash flows for the six month period ended June 30, 2006 and 2005 and the cumulative period during the development stage through June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

Reclassifications

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

Significant Accounting Policies

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six month periods ended June 30, 2006 or June 30, 2005 since the effect would be anti-dilutive. There were 182,831,253 common stock equivalents outstanding at June 30, 2006.

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

Allowance for Doubtful Accounts

The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of the small account balances and small number of transactions. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes length of time receivables are past due, any adverse situations that may affect a customer's ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Note 1 - Basis of Presentation (Continued)

Significant Accounting Policies (Continued)

Estimates

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company has adopted SFAS 123R in the first quarter of 2006. Under this new ruling the Company began adopting the policy of recording stock based compensation at strike price at the time of the grant for employees. During the six month period ended June 30, 2006, $114,643 was recorded as the fair market value of stock sold. All non-employee stock based compensation is still currently recorded at the actual sales price on the date of sale.

Note 2 - Related Party Transaction

The company incurred an additional loan receivable, which was a related party transaction. The amount as of June 30, 2006, was $2,000. The loan was executed to Dobry Corp., a 100% owned corporation by Frank Dobrucki, an Officer of the Company. The amount due is unsecured, bears no interest and is due within thirty days from the date of issue. This amount has increased to $3,400 subsequent to June 30, 2006.

Note 3 - Notes Receivable

On March 31, 2006, the Company has a note receivable in the amount of $1,000,000 for the sale of 100 lots in Kingman Arizona (see Note 4 below). The terms of the note are as follows, interest of 8.25% per annum is payable in monthly installments of $6,875, beginning on May 1, 2006, matures March 31, 2008 at which time the entire unpaid principal and any accrued interest is due. As of July 2006, the Company has not received the first May payment on this note receivable. The Company has accrued $13,816 of interest as of June 30, 2006 to accounts receivable in these financial statements.

On April 2, 2006, the Company signed a note receivable in the amount of $150,000 with 8% interest per annum. The note matures on April 1, 2007 at which time all accrued interest and principle are due. The Company has accrued $3,000 in interest which is capitalized to the note receivable as of June 30, 2006 in these financial statements.

Note 4 - Land Held for Development

Capitol Group Holdings Corp., a wholly owned subsidiary of the Company acquired 1,000 lots in Mojave County Arizona. The lots are part of a development named Valle Vista Ranch, planned as an affordable, energy efficient senior development. The entire project is made up of a total of 1,624 lots. The additional 624 lots not currently owned by the Company may be acquired by the Company at a later date. During the fourth quarter in 2005, the Company had 4 lots seized by Mohave County for delinquent property taxes due. During the first quarter in 2006, the Company sold 100 lots in the form of a note receivable for $1,000,000 (see Note 3 above). Currently, the Company has control over 896 lots in Valle Vista Ranch.

Note 5 - Debt

During the first quarter of 2006, the Company incurred an additional debt instrument in the form of a line of credit granted to the Company in the amount of $50,000. During the six month period ended June 30, 2006, the Company has drawn a total of $15,000 and made no principle payments.

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

Note 7 - Common Stock

On February 6, 2006, the Board of Directors approved a 3-for-1 forward stock split for all shareholders of the Company as of April 10, 2006. All prior year numbers have been adjusted for this split.

During the six month period ending June 30, 2006, the Company issued S-8 shares too employees and non-employees for services. The table below represents the number of shares issued, dollar value of those shares, and registered shares remaining at June 30, 2006.

Six months ended June 30, 2006	Number of shares	Shares dollars	Bonus portion	Shares at the beginning of the period	Shares at the end of the period
S-8 Reg. Employee	10,550,000	$482,330	$26,754	383,280,000	372,730,000
S-8 Reg. Non-Employee	1,310,000	$59,892	-	82,200,000	80,890,000

The table below represents the number of shares granted, and the amount of stock subscription receivable during the three month period ended June 30, 2006

Shares issued during the three months ended June 30, 2006	Number of shares granted	Dollar amount of stock subscription
S-8 Reg Employee	6,000,000	$210,000

Note 8 - Commitments and Contingencies

During the second quarter of 2005, First American Title has filed suit against the Company claiming failure to pay contractual obligations for the Company's R-E Info project. The Company expects to settle the suit by payment of an amount not in excess of $100,000, which has been accrued in commitments and contingencies in these financial statements. Accordingly, the Company has determined not to accrue additional amounts. The current contract with American Title requires monthly payments of $25,000 per month. A default judgment was entered by the County of Orange in California against the Company for breach of contract. The judgment is not enforceable due to the fact that the Company is a Nevada corporation. As of June 30, 2006, the plaintiff has yet to file in Nevada.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

Allowance for Doubtful Accounts

The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of the small account balances and small number of transactions. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes length of time receivables are past due, any adverse situations that may affect a customer's ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Estimates

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six month periods ended June 30, 2006 or June 30, 2005 since the effect would be anti-dilutive. There were 182,831,253 common stock equivalents outstanding at June 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company has adopted SFAS 123R in the first quarter of 2006. Under this new ruling the Company began adopting the policy of recording stock based compensation at strike price at the time of the grant for employees. During the six month period ended June 30, 2006, $114,643 was recorded as the fair market value of stock sold. All non-employee stock based compensation is still currently recorded at the actual sales price on the date of sale.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTH PERIOD ENDED JUNE 30, 2005.

Results of operations consist of the following:

	June 30, 2006	June 30, 2005	Difference	Percent
Net revenues	$1,583,589	$72,510	$1,511,079	2084%
Cost of goods sold	376,300	-	376,300	100%
Gross profit	1,207,289	72,510	1,134,779	1565%
Operating expense (*)	611,774	495,850	115,924	23%
Net operating income (loss)	$595,515	$(423,340)	$1,018,855	-241%

*Operating expenses were calculated using “Total Expenses” and “Total Other Income (Expense)” on the Consolidated Income Statement.

The 2084% increase in net revenues from the period ended June 30, 2006 to June 30, 2005 is attributable mainly to a sale of 100 lots in Kingman Arizona, in the amount of $1,341,923 or 85% of total revenue. The total sale of $1,341,923 consists of a note receivable in the amount of $1,000,000 and property taxes liability assumed by the buyer in the amount of $341,923; compared to no sales in the six month period of 2005. The amount of option income in the six month period of June 30, 2006 is $151,000, or 10% of total revenue in comparison to zero in the same period in 2005. The amount of rental revenue received in the six month period ended June 30, 2006 is $90,666, or 6% of total revenue compared to $72,510 or 100% of total revenue during the same period in 2005. The $18,156 increase in rental revenue is largely attributable to an additional 604 square feet of rental space made available to tenants.

The amount of total operating expenses increased $115,924 from the six month period in 2006 compared to the same period in 2005. The increase was mainly attributed to the property tax expense in Kingman, Arizona.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTH PERIOD ENDED JUNE 30, 2005.

Total revenues were $44,357 for the three months ended June 30, 2006 compared to $36,255 for the prior comparative period. The increase in the amount of $8,102 was mainly attributed to the additional rental space available to tenants.

Total general and administrative expenses for the three months ended June 30, 2006 remained relativity constant from $54,304 in 2006 compared to $44,013 in 2005. Officer and employee compensation showed an increase from 2005, which was $54,391 compared to $62,448 in 2006. The increase was largely due to increased stock compensation based on the Company adopting SFAS 123R during 2006. (See Note 1 in the financial statements)

Interest expense for the three months ended June 30, 2006 was $59,588 in 2006 compared to $64,789 in 2005 which is consistent.

Net loss increased from a loss of $188,780 for the three months ended June 30, 2005 to a loss of $194,535 for the three months ended June 30, 2006, an increase of $5,755.

The Company received $482,330 from the sale of S-8 registered shares of common stock in the six month period in 2006 compared to $214,520 in the same period in 2005.

The Company issued 11,860,000 shares of S-8 registered shares of common stock in 2006 compared to 3,784,286 shares of common stock in 2005.

On March 23, 2006, a preferred shareholder converted 1,240,000 of their shares to 12,400,000 of common shares. (See Note 13 of the 2005 annual 10-KSB filing)

On June 22, 2006, the Company issued 2,857,000 shares of common stock, at the request of the debtor, in consideration for a payment in the amount of $10,000 on its Debenture payable-Sunset building.

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

4. On March 31, 2006, the Company executed a $1,000,000 note receivable from the sale of 100 lots in Kingman, Arizona which should bring over $6,800 a month into operations. (See Note 3 to the financial statements)

LIQUIDITY AND CAPITAL RESOURCES

The change in position of cash, current liabilities and current receivables consist of the following:

	June 30, 2006	December 31, 2005	Difference	Percent
Cash	$2,348	$63,158	$(60,810)	-96%
Current liabilities	$4,491,555	$4,745,091	$(253,536)	-5%
Current receivables, net	$18,461	$4,938	$13,523	274%
Note receivable	$153,000	$-	$153,000	100%

Total cash at the end of the period decreased in the amount of $60,810. The balance of cash at the end of the prior period of December 31, 2005, is largely attributable from the proceeds available from the sale of land options.
Cash was used to pay down payables in the first quarter of 2006.

Our total amount of current liabilities has remained relatively constant as noted by a 6% reduction, as we maximize our available cash resources for daily operating expenditures.

As of June 30, 2006, the Company does not have sufficient cash to meet the projected needs for the next twelve months and will therefore needs to raise additional capital. The Company expects to raise such cash needs by additional borrowing, the sale of the Company's common and/or preferred stock, and the sale of selected parcels in its Arizona development project.

The Company expects to spend $18,000 in additional research and development funds on its R-E Info website, with the site fully operational by the end of 2007.

The Company owns 896 residential lots in Arizona, which are planned for development in 2007. The project “Valle Vista” is a master planned community with over 1,600 homes available as affordable senior citizen housing.

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project: “Global Links Corp Center” is expected to require $500,000 for the first phase, and the Company anticipates raising the required funds through additional borrowing and/or equity financing in 2006. Closing on these properties is expected to take place on or before December 31, 2006. As of June 30, 2006 the Company has an investment of $441,249, consisting of $350,000 in option deposit and $91,249 of option payments for the future project.

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

GLOBAL LINKS CORP.

Date: August 21, 2006

By:	/s/ Frank J. Dobrucki
Frank J. Dobrucki,
President, and CEO