Form 10KSB/A
period 2005-12-31
GLOBAL LINKS CORP
filed 2006-08-30
CIK 949728

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSBA/2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBA/2 or any amendment to this Form 10-KSBA/2. ☒ (A Development Stage Enterprise)

State issuer's net revenues for its most recent fiscal year: $525,601.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of June 30, 2006 was $24,498.

The number of shares outstanding of each of the registrant’s classes of such common equity, as of August 28, 2006, was 86,672,086 shares of Common Stock and 13,760,000 shares of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amended Report of Form 10-KSBA/2 is being filed to include the following:

1.
On June 22, 2006, the Company issued an additional 2,857,000 shares of common stock at the request of the debtor, in consideration for a payment in the amount of $10,000 on its Debenture payable-Sunset building (See Note 14 in the financial statements).

2.
Management inadvertently capitalized $333,312 of land option deposits to "Buildings" on the balance sheet, when purchasing their office building in Las Vegas, Nevada (See Note 4 in the financial statements). Consequently, the Company depreciated this amount over 14 months prior to Management realizing this error during its first quarter 2006 procedures. As of December 31, 2005, the Company has reclassified these land option deposits from "Buildings" to "Deposit on Land" on the balance sheet and reduced their depreciation expense for the year ended December 31, 2005 by $12,963. Net loss originally stated for the year ended December 31, 2005 was ($785,053); the new restated net loss for the year ended December 31, 2005 is ($772,090).

3.	On August 23, 2006, the Company issued an additional 9,000,000 shares of registered S-8 employee common stock for services.

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

3.
The Company plans to fully exercise two options to acquire the properties identified as 3587 East Sunset Road (Property A) and 3611 East Sunset Road (Property B). Property A is being acquired for $1,000,000.Seller has received a non-refundable deposit of $175,000. Upon closing the seller will carry a mortgage for the remaining $825,000 at 7.25% interest per annum, amortized over a 30 year period and due in 4 years. A principal payment of $250,000 will be due at the end of 24 months. Property B is being acquired for $1,100,000. The seller has received a non-refundable deposit of $175,000. The seller will carry a mortgage for the remaining $925,000 at 7.25% interest per annum, amortized over a 30 year period and due in 4 years. A principal payment of $250,000.00 will be due at the end of 24 months. As of December 31, 2005 the Company has made additional option payments in the amount of $71,249, resulting in a total of $421,249 in deposits on land.

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

Item 6    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

Results of operations consist of the following:

	December 31, 2005	December 31, 2004	Difference	Percent
Net revenues	$525,601	$113,183	$412,418	364%
Cost of goods sold	15,014	125,000	(109,986)	-88%
Gross profit	510,587	(11,817)	522,404	-4421%
Operating expense (*)	1,268,202	3,931,799	(2,663,597)	-68%
Net Loss	(772,090)	(3,660,576)	2,888,486	79%

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

The amount of total operating expenses decreased $2,663,597 from 2004 to 2005. The decrease was mainly attributed to the decrease in officer compensation and consulting fees.

The Company received $218,739 from the sale of S-8 registered shares of common stock in 2005 compared to $1,832,325 in 2004.

The Company issued 162,720,000 shares of S-8 common stock in 2005 compared to 224,500,000 shares of common stock in 2004.

The change in position of cash, current liabilities and current receivables consist of the following:

	December 31, 2005	December 31, 2004	Difference	Percent
Cash	$63,159	$4,339	$58,820	1356%
Current liabilities	4,745,091	4,447,922	297,169	7%
Current receivables	4,938	-	4,938	100%

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

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project: “Global Links Corp Center” anticipates raising the necessary funding through additional borrowing and/or equity financing. Closing on these properties is expected to take place on or before December 31, 2006. As of December 31, 2005 the Company has an investment of $421,249, consisting of $350,000 land option deposit and $71,249 of option payments for the future project.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Las Vegas, NV
April 18, 2006

Except for Notes 7, 8 and 13 to which the date is August 10, 2006 and Notes 4 and 14 to which the date is August 23, 2006.

Global Links Corp
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

As of December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$63,158
Deposits	27,187
Prepaid expenses	3,705
Accounts receivable	4,938
Inventory asset	4,316
Total Current Assets	103,304

PROPERTY AND EQUIPMENT
Land	502,767
Buildings (Net of depreciation of $69,747)	1,257,053
Furniture and equipment (Net of depreciation of $18,269)	46,968
Total Property and Equipment	1,806,788

OTHER ASSETS
Deposit on land	421,249
Land held for development	3,747,948
Total Other Assets	4,169,197

Total Assets	$6,079,289

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$207,159
Property taxes payable	4,186,506
Current portion of debtenture payable (net of discount $102,322)	269,739
Accrued interest payable	81,687
Total Current Liabilities	4,745,091

LONG TERM LIABILITIES
Debenture payable- Sunset Building (net of discount $182,004)	1,068,529
Debenture payable- Transix (net of discount $8,981)	16,019
Rent deposits	5,000
Total Long Term Liabilities	1,089,548

Commitments and contingencies	100,000
Total Liabilities	5,934,639

STOCKHOLDERS' EQUITY
Preferred Stock par value $0.001 (100,000,000 shares authorized, 15,000,000 issued and outstanding)	15,000
Common Stock par value $0.0001 (5,428,571 shares authorized, 4,678,362 issued and outstanding)	468
Additional paid-in capital	5,689,253
Stock subscriptions receivable	(482)
Accumulated deficit - accumulated during development stage	(5,559,589)
Total Stockholders' Equity	144,650
Total Liabilities and Stockholders' Equity	$6,079,289

GLOBAL LINKS CORP.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004 (Restated)	Period from March 28, 2002 (Date of Inception) to December 31, 2005
REVENUES
Consulting fees	$-	$100,000	$100,000
Rental income	148,301	12,775	161,076
Construction income	17,300	-	17,300
Option income	360,000	-	360,000
R-E Info income	-	408	408
Total Revenues	525,601	113,183	638,784

COST OF GOODS SOLD
Construction costs	15,014	-	15,014
Cost of R-E Info	-	125,000	125,000
	15,014	125,000	140,014
Gross Profit/ (Loss)	510,587	(11,817)	498,770

EXPENSES
General and administrative	137,270	176,359	806,105
Consulting fees	135,293	1,383,542	2,116,725
Property tax expense	356,570	-	356,570
Officer and employee compensation	215,722	1,987,502	2,248,549
Professional fees	63,406	105,863	169,269
Depreciation and amortization	72,224	14,351	89,000
Research and development	-	125,000	125,000
Maintenance expense	36,188	-	36,188
Total Expenses	1,016,673	3,792,617	5,947,406

OTHER INCOME/(EXPENSE)
Interest income	512	104	616
Interest expense	(252,041)	(139,286)	(414,931)
Total Other Income (Expense)	(251,529)	(139,182)	(414,315)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(757,615)	(3,943,616)	(5,862,951)

Discontinued operations, net	-	(150,868)	(116,071)
(Loss) on Judicial property seizure	(13,662)	-	(13,662)
(Loss) gain on disposal of asset	(813)	433,908	433,095
NET LOSS	$(772,090)	$(3,660,576)	$(5,559,589)

Net loss per common share	$(0.1964)	$(0.2195)	$(21.6073)
Loss per share before discontinued operations	$(0.1964)	$(0.2365)	$(22.7863)
Loss per share of discontinued operations	$-	$(0.0090)	$(0.451)

Weighted Average number of common shares outstanding, basic and diluted adjusted for previous splits	3,930,437	16,674,704	257,302

The accompanying notes are an integral part of these financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004 (Restated)	Inception March 28, 2002 Thru December 31, 2005
OPERATING ACTIVITES

Net loss	$(772,090)	$(3,660,576)	$(5,559,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	72,224	14,351	89,000
Gain on sale of subsidiary	-	(433,908)	(433,908)
Loss on seizure of property	13,662	-	13,662
Loss on the disposal of an asset	813	-	813
Consulting and legal fees paid via stock	27,450	848,815	1,268,453
Officers compensation paid via stock	-	1,483,200	1,483,200
Employee stock incentive plan	21,335	284,204	305,539
Amortization of beneficial conversion feature	112,329	59,923	172,252

Changes in operating assets and liabilities
Increase in inventory	(4,316)	-	(4,316)
Increase in accounts receiveable	(4,938)	-	(4,938)
Increase in prepaid expenses	(3,462)	(243)	(3,705)
Increase in accounts payable	17,821	163,754	207,159
(Decrease) increase in unearned revenue	(50,000)	50,000	-
Increase in rent deposits	-	5,000	5,000
Increase in deposits	(25,187)	(1,948)	(27,187)
Increase in accrued liabilities	32,940	44,747	474,687
Increase in liabilities of subsidiary sold	-	135,789	135,789
Increase in property taxes payable	331,896	-	331,896
Increase in commitments and continguences	100,000	-	100,000

Net increase in assets/liabilities of discontinued operations	-	-	263,119

Net cash used in operating activities	$(129,523)	$(1,006,892)	$(1,183,074)

INVESTMENT ACTIVITIES

Cash paid for property plant and equipment	$(34,199)	$(573,995)	$(608,194)
Proceeds from sale of subsidiary	-	35,000	35,000
Cash paid for land expansion	(48,999)	(372,250)	(421,249)

Net cash used in investment activities	$(83,198)	$(911,245)	$(994,443)

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

See accompanying notes to the financial statements

GLOBAL LINKS CORP
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Paid-in Capital	Acc Deficit	Stock Sub Receiveable	Total Equity
	Shares	Dollar	Shares	Dollar
Balance as of March 28, 2002	-	$-	-	$-	$-	$-	$-	$-

Founder shares	27,800	3	-	-	9,727	-	-	9,730
Shares issued in payment for land	51,429	5	-	-	949,995	-	-	950,000
Shares issued for services	63,629	6	-	-	26,634	-	-	26,640
Net loss	-	-	-	-	-	(58,767)	-	(58,767)

Balance December 31, 2002	142,858	14	-	-	986,356	(58,767)	-	927,603

Shares issued for Services	19,939	2	-	$-	569,448	-	-	569,450
Shares issued for conversion of debt	1,117	1	335,000	335	18,651	-	-	18,987
Shares issued for merger with Capitol Group	85,714	8	3,000,000	3,000	113,370	-	-	116,378
Recapitalization of common stock with merger of Capitol Group	(141,991)	(14)	-	-	(1,190,577)	-	-	(1,190,591)
Net loss	-	-	-	-	-	(1,068,155)	-	(1,068,155)

Balance December 31, 2003 (Restated)	107,637	11	3,335,000	3,335	497,248	(1,126,922)	-	(626,328)

Shares purchased by employees	196,508,721	19,650	-	$-	2,119,552	-	-	2,139,202
Shares issued for services	28,705,186	2,871	11,665,000	11,665	2,317,307	-	-	2,331,843
Shares split	(1)	-	-	-	-	-	-	-
Stock subscription receivable	-	-	-	-	-	-	(22,501)	(22,501)
Beneficial conversion of debenture	-	-	-	-	451,633	-	-	451,633
Net loss	-	-	-	-	-	(3,660,576)	-	(3,660,576)
Balance December 31, 2004 (Restated)	225,321,543	22,532	15,000,000	15,000	5,385,740	(4,787,498)	(22,501)	613,273

Release of common stock receivable	-	-	-	-	-	-	22,501	22,501
Stock subscription receivable	-	-	-	-	-	-	(482)	(482)
Shares purchased by employees	162,720,000	16,272	162,720	-	223,802	-	-	240,074
Shares issued for services	20,800,000	2,080	-	-	25,370	-	-	27,450
Reverse split of common stock	(404,163,181)	(40,416)	-	-	40,416	-	-	-
Beneficial conversion of debenture	-	-	-	-	13,925	-	-	13,925
Net loss	-	-	-	-	-	(772,090)	-	(772,090)
Balance December 31, 2005	4,678,362	$468	15,000,000	$15,000	$5,689,253	$(5,559,589)	$(482)	$144,650

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

Depreciation expense for the years ended December 31, 2005 and 2004 is $72,224 and $14,351, respectively.

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

Acquisition, Development and Construction Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes direct costs of acquiring the land plus certain costs incurred before and after the acquisition. Preacquisition costs, including but not limited to options to acquire land, and options payments are capitalized when all relevant conditions under SFAS No. 67 are met. The Company discloses its options to acquire land on the balance sheet under deposits on land.

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

NOTE 4 - LAND HELD FOR DEVELOPMENT AND DEPOSIT ON LAND

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

The Company has an option to acquire two adjacent lots to its office building in Las Vegas, Nevada. The project: “Global Links Corp Center” anticipates raising the required funds through additional borrowing and/or equity financing in 2006. Closing on these properties is expected to take place on or before December 31, 2006. As of December 31, 2005 the Company has an investment of $421,249, consisting of $350,000 land option deposit and $71,249 of option payments for the future project.

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

Net loss as reported	$(772,090)
Additional cost of R-E Info information	(300,000)
Net loss adjusted for additional costs	$(1,072,090)
Net loss per common share (4,678,362 shares)	$(0.2319)

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

Stock activity
On February 7, 2006, the Company increased authorized shares to 398,000,000 shares, of which 100,000,000 are Preferred Shares and 298,000,000 are Common Shares.

On March 23, 2006, the Board of Directors granted Jim Brewer S-8 non employee consultant shares of common stock in lieu of payment of services preformed during 2005. The valuation was based on the strike price at the time of grant or $32,500 which also represents the outstanding payable balance at December 31, 2005.

During February 2006, the Board of Directors approved a 3-for-1 forward stock split for all shareholders of the Company as of April 10, 2006. The table below represents the stock activity from December 31, 2005 through June 30, 2006, which includes the 3-for-1 forward split with the effective date of April 7, 2006, and the conversion of preferred stock series B to common stock on March 27, 2006.

	Common stock	Preferred stock series B
Shares at December 31, 2005	4,678,362	15,000,000
Shares issued after December 31, 2005 prior to forward split	5,860,000	-
Converted preferred to common (10 to 1) March 27, 2006	12,400,000	(1,240,000)
Total number of shares before 3-1 forward split	22,938,362	13,760,000

Total shares after 3-1 forward split	68,815,086	13,760,000
Shares issued on April 12, 2006	6,000,000	-
Shares issued on August 23, 2006	9,000,000	-
Shares issued for the conversion of debt June 16, 2006	2,857,000	-
Total shared outstanding	86,672,086	13,760,000

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

Material Weakness Disclosure

Management discovered in its preparation of its first quarter 10Q report, that an accounting error had occurred in the way that real estate option monies had been recorded. $333,312 was recorded as Buildings and subsequently depreciated, when in fact these monies should have been recorded as a Deposit on Land.

The Statement of Operations included overstated Depreciation by $12,962, which overstated our Net Loss by the same amount ($12,962). We overstated Buildings by ($333,312), and understated Deposits on Land by the same amount ($333, 312).

The Company has hired an outside CPA with current knowledge of Generally Accepted Accounting Principles ("GAAP") to further aid in the higher-level GAAP issues, as well as drafting public filings. Management continues to diligently work toward transparent financial reporting.

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

GLOBAL LINKS CORP.

(Registrant)

By:	s/Frank J. Dobrucki, President and Director

Date:	August 28, 2006